Form 10-Q
period 1998-09-30
COMBANC INC
filed 1998-11-12
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from               to
                               -------------    --------------


                         COMBANC, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Ohio                                     34-1853493
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


   230 E. Second St., P. O. Box 429, Delphos, Ohio              45833
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)


                                (419) 695-1055
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,376,000 shares of the Bank's common stock (no par value) were outstanding as of September 30, 1998.

                               Page 1 of 12 Pages

                          COMBANC, INC. AND SUBSIDIARY

                          SEPTEMBER 30, 1998 FORM 10-Q

                                TABLE OF CONTENTS



                                                                                  Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Statement of Income
                     Three Months Ended September 30, 1998 and 1997                  3
                     Nine Months Ended September 30, 1998 and 1997                   4

                  Balance Sheet
                     At September 30, 1998 and December 31, 1997                     5

                  Statement of Cash Flows
                     Nine Months Ended September 30, 1998 and 1997                   6

Notes to Consolidated Financial Statements                                           7

        In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year or any other interim period.

        The financial statements included in this Form 10-Q should be read with reference to The Commercial Bank's 1997 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             11

Item 6.  Exhibits and Reports on Form 8-K                                              11

SIGNATURES                                                                             12

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                  -----------

                               STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)


                                                         For the 3rd Quarter
                                                           Ended Sept. 30,
                                                         -------------------
                                                                                       Increase
                                                          1998          1997          (Decrease)
                                                         ------       --------        ----------
                                                                (see notes)
Interest Income:
    Interest and Fees on Loans                       $    2,874    $     2,833   $          41
    Interest and Dividends on Investments -
        Taxable                                             519            593             (74)
        Tax-Exempt                                          179            171               8
        Equity Securities                                    13             12               1
    Interest on Federal Funds Sold                           80             54              26
                                                     ----------    -----------   ---------------
            Total Interest Income                         3,665          3,663               2
                                                     ----------    -----------   ---------------
Interest Expense:
    Interest on Deposits                                  1,699          1,801            (102)
                                                     ----------    -----------   ---------------
            Net Interest Income                           1,966          1,862             104
    Provision for Loan Losses                                90             90              --
                                                     ----------    -----------   ---------------
Net Interest Income after Provision for
    Loan Losses                                           1,876          1,772             104
                                                     ----------    -----------   ---------------
Other Income:
    Service Charges on Deposit Accounts                      88             67              21
    Securities Gains                                          -              -               -
    Other Operating Income                                   40             50             (10)
                                                     ----------    -----------   ---------------
            Total Other Income                              128            117              11
                                                     ----------    -----------   ---------------
Other Expenses:
    Salaries and Employee Benefits                          692            602              90
    Net Occupancy                                           115            131             (16)
    Other Operating Expenses                                427            403              24
                                                     ----------    -----------   ---------------
            Total Other Expenses                          1,234          1,136              98
                                                     ----------    -----------   -------------
Income - before Federal Income Taxes                        753            753               -
    Applicable Federal Income Taxes                         207            208              (1)
                                                     ----------    -----------   ---------------
Net Income                                           $      546    $       545   $           1
                                                     ==========    ===========   ===============
Earnings Per Share                                   $     0.23    $      0.23   $           -
Cash Dividends Per Share                             $    0.125    $     0.075   $        0.05

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  -----------
                               STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)


                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                                                         Increase
                                                           1998            1997         (Decrease)
                                                     -------------   -------------    ------------
Interest Income:                                              (see notes)
    Interest and Fees on Loans                       $       8,370           8,167    $        203
    Interest and Dividends on Investments -
        Taxable                                              1,672           1,727             (55)
        Tax-Exempt                                             533             515              18
        Equity Securities                                       34              33               1
    Interest on Federal Funds Sold                             191             196              (5)
                                                     -------------   -------------    ------------
            Total Interest Income                           10,800          10,638             162
                                                     -------------   -------------    ------------

Interest Expense:
    Interest on Deposits                                     5,063           5,200            (137)
                                                     -------------   -------------    ------------
            Net Interest Income                              5,737           5,438             299
    Provision for Loan Losses                                  270             270              --
                                                     -------------   -------------    ------------
Net Interest Income after Provision for
    Loan Losses                                              5,467           5,168             299
                                                     -------------   -------------    ------------

Other Income:
    Service Charges on Deposit Accounts                        239             192              47
    Securities Gains                                             -              13             (13)
    Other Operating Income                                      95              81              14
                                                     -------------   -------------    ------------
            Total Other Income                                 334             286              48
                                                     -------------   -------------    ------------

Other Expenses:
    Salaries and Employee Benefits                           1,889           1,754             135
    Net Occupancy                                              344             363             (19)
    Other Operating Expenses                                 1,227           1,178              49
                                                     -------------   -------------    ------------
            Total Other Expenses                             3,460           3,295             165
                                                     -------------   -------------    ------------

Income - before Federal Income Taxes                         2,341           2,159             182
    Applicable Federal Income Taxes                            638             578              60
                                                     -------------   -------------    ------------

Net Income                                           $       1,703   $       1,581    $        122
                                                     =============   =============    ============
Earnings Per Share                                   $       0.715   $       0.665    $       0.05
Cash Dividends Per Share                             $       0.295   $       0.225    $       0.07

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------
                                 BALANCE SHEET
                       ($ in thousands, except par value)
                                   (unaudited)



                                                              Sept. 30,         December 31,
                           ASSETS                               1998               1997
                           ------                         --------------    ----------------
                                                                     (see notes)
Cash and Due from Banks                                   $        4,304    $          5,926
Federal Funds Sold                                                 3,300              11,325
Investment Securities -
    Available for Sale                                            49,043              48,523
Loans                                                            131,733             126,041
Allowance for Loan Losses                                         (1,736)             (1,639)
                                                          --------------    ----------------
        Net Loans                                                129,997             124,402
Premises and Equipment                                             2,384               2,351
Other Assets                                                       1,883               2,056
                                                          --------------    ----------------
        Total Assets                                      $      190,911    $        194,583
                                                          ==============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -
    Noninterest Bearing                                   $       14,284    $         15,335
    Interest Bearing                                             150,681             156,743
                                                          --------------    ----------------
        Total Deposits                                           164,965             172,078
Other Liabilities                                                  3,652               1,418
Federal Funds Purchased                                               --                  --
                                                          --------------    ----------------
        Total Liabilities                                        168,617             173,496
                                                          --------------    ----------------
Shareholders' Equity -
    Common Stock - No Par Value
    2,376,000 Shares  Issued
        and Outstanding                                            1,237               1,237
    Capital Surplus                                                1,513               1,513
    Retained Earnings                                             19,026              17,933
    Net Unrealized Loss on Securities                                518                 404
                                                          --------------    ----------------
        Total Shareholders' Equity                                22,294              21,087
                                                          --------------    ----------------
        Total Liabilities and Shareholders' Equity        $      190,911    $        194,583
                                                          ==============    ================

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------
                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                        For the Nine Months
                                                                          Ended Sept. 30,
                                                                --------------------------------
                                                                       1998             1997
                                                                ---------------   --------------
                                                                          (see notes)
Cash Flows from Operating Activities:
    Net Income                                                  $         1,703   $        1,581
    Adjustments to Reconcile Net Income to
            Net Cash from Operating Activities -
        Depreciation                                                        207              245
        Provision for Loan Loss                                             270              270
        (Increase)/Decrease in Other Assets                                 218             (360)
        Increase/(Decrease) in Other Liabilities                          2,189              338
        Net Realized Gains on Securities Available for Sale                  --               13
                                                                ---------------   --------------
            Net Cash Provided by Operating Activities                     4,587            2,087
                                                                ---------------   --------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale                          (10,009)          (7,571)
    Proceeds from Sales of Securities Available for Sale                      -            2,493
    Proceeds from Maturities of Securities
        Available for Sale                                                9,603            4,073
    Net (Increase) in Customer Loans                                     (5,692)          (5,753)
    Net Loans Charged Off                                                  (173)             (98)
    Capital Expenditures                                                   (240)            (210)
                                                                ---------------   --------------
            Net Cash Used in Investing Activities                        (6,511)          (7,066)
                                                                ---------------   --------------

Cash Flows from Financing Activities:
    Net Increase/(Decrease) in Deposit Accounts                          (7,018)           6,021
    Dividends Paid                                                         (705)            (535)
                                                                ---------------   --------------
            Net Cash Provided by Financing Activities                    (7,723)           5,486
                                                                ---------------   --------------
Net Change in Cash and Cash Equivalents                                  (9,647)             507
Cash and Cash Equivalents -
    Beginning of Year                                                    17,251            7,737
                                                                ---------------   --------------
    End of Period                                               $         7,604   $        8,244
                                                                ===============   ==============

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


Note 1, Basis of Presentation

         On April 13, 1998, shareholders of The Commercial Bank (the "Bank") approved a Merger Agreement ("Agreement") pursuant to which ComBanc, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange of shares between the shareholders of the Bank and the Company. After the share exchange which became effective on August 31, 1998, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as The Commercial Bank. Under the terms of the Agreement, each one of the existing outstanding shares of the Bank's common stock was exchanged for two of the Company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same number and percentage of shares in the Company as the Bank. The shares of the Company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in
Section 3(a) (12) of the Act.

         As a result of the transaction described above, the Company is the successor issuer to the Bank pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank is subject to the informational requirements of the Exchange Act and in accordance with Section 12(I) thereof has timely filed reports and other information with the Board of Governors of the Federal Reserve System ("FRS"). Such reports and other information filed by the Bank with the FRS may be examined without charge at, or copies obtained upon payment of prescribed fees from, the Securities Disclosure Division, Board of Governors of the Federal Reserve System, Stop 153A, Washington, D.C. 20551.

         Since the only asset of ComBanc is the investment in the Commercial Bank, these financial statements reflect the consolidated activity for 1998 compared with the Bank only for 1997. A reader of these financial statements should refer to The Commercial Bank 1997 Form 10K.

Note 2, Earnings for Share

         Earning per share on the 1997 income statements have been restated to reflect the total outstanding shares as of the August 31, 1998 formation of ComBanc, Inc.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

ENTITY STATUS

On April 13, 1998, The Commercial Bank became a wholly-owned subsidiary of the newly formed ComBanc, Inc., a one-bank holding company. Since ComBanc's only significant asset is the investment in The Commercial Bank, the following discussion will focus solely on the operations of The Commercial Bank.

CURRENT YEAR THIRD QUARTER VERSUS PRIOR YEAR THIRD QUARTER

        Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The Bank's net interest income increased 6%, to $1,966,000 for the quarter ended September 30, 1998 from $1,862,000 for the third quarter of 1997. The Bank's net interest income increased 5%, to $5,737,000 for the nine months ended September 30, 1998 from $5,438,000 for the nine months ended September 30, 1997. These increases were due principally to the widening of the yield/cost spread due to a slower increase in the cost of deposits compared to the increase in earning asset yields during 1998 over that spread in 1997 and the increase in earning assets.

        The provision for loan loss remained at $90,000, for the third quarter 1998 compared to 1997, and remained at $270,000, during the nine months ended September 30, 1998 and 1997, respectively.

        Non-interest income for the three months ended September 30, 1998 increased 9%, to $128,000 from $117,000 in the third quarter of 1997. Non-interest income increased 17%, to $334,000 from $286,000 for the nine months ended September 30, 1998. These increases were largely attributable to a increase in fee income arising from an increase in the deposit earning base.

        Non-interest expense for the quarter increased 9%, to $1,234,000 from $1,136,000 the previous year. Non-interest expense for the nine months ended September 30, 1998 increased 5%, to $3,460,000 from $3,295,000. Salary and fringe benefits both increased during the quarter ended September 30, 1998 and nine months ended September 30, 1998.

        Federal income taxes decreased $1,000, to $207,000 from $208,000 for the quarter. Federal income taxes increased $60,000, to $638,000 from $578,000 for the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1998 was due principally to the overall increase in net income.

        Earnings per share remained at $.23 for the quarter ended September 30, 1998 and 1997, respectively. Earnings per share increased 8% for the nine months ended September 30, 1998, to $0.715 from $0.665. Per share earnings are computed based on 2,376,000 common shares outstanding at both September 30, 1998 and 1997.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

                    PART I - FINANCIAL INFORMATION CONTINUED

REGULATORY CAPITAL

The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets and off-balance sheet items to broad risk categories, as well as minimum ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

        Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1") and supplemental capital ("Tier 2"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), hybrid capital instruments (i.e. perpetual debt and mandatory convertible securities) and limited amounts of subordinated debt, intermediate-term preferred stock and the allowance for credit losses.

        The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent.

        Based on the respective regulatory capital ratios at September 30, 1998, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.


LIQUIDITY

        The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.

        Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 1998 the Bank's liquid assets amounted to $56,647,000, or 30% of total assets compared with 34% at December 31, 1997.

        Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

                    PART I - FINANCIAL INFORMATION CONTINUED


YEAR 2000 SOFTWARE INITIATIVE

         Management has initiated a bank-wide assessment, remediation and conversion program to address the effect of the year 2000 on the Corporation's information systems and application software. The Corporation's Year 2000 project contains assessment, renovation, validation and implementation phrases. A substantial majority of the significant application software utilized by the Corporation is via the use of third party data processors and management is working with the vendors to ensure that the software will operate properly in the year 2000. At this time, the estimated cost to remediate the Bank's year 2000 issues is not expected to be material.

         A contingency plan has been established for critical business system application to mitigate potential problems/delays associated with either new system replacements or established vendor delivery dates.

         The corporation, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e., vendors) not affiliated with the Corporation do not appropriately address their own Year 2000 compliance issues.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account. Combanc, Inc. is involved in no legal proceedings.

        At September 30, 1998, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

        Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

      (b) Form 8-K was filed during the quarter ended September 30, 1998, reflect the formation of ComBanc, Inc. the parent company of The Commercial Bank.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COMBANC, INC.


Date:        November 9, 1998                  /s/ Paul G. Wreede
                                               ------------------
                                               Paul G. Wreede
                                               President, CEO, and Director



Date:        November 9, 1998                  /s/ Kathleen A. Miller
                                               ----------------------
                                               Kathleen A. Miller
                                               Vice President and CFO

                                 Exhibit Index
                                 -------------

Exhibit No.                                       Description
-----------                                       -----------
     27                                           Financial Data Schedule
