Form 10-K
period 1998-12-31
COMBANC INC
filed 1999-03-26
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1998

                                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from                    to
                                     ------------------    --------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                          34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

  230 E. Second St., P. O. Box 429 Delphos, Ohio                       45833
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             (419) 695-1055
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

  Common Shares,  No Par Value (2,376,000 outstanding at December 31, 1998)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                 No
                            -----                     ------

Based upon the average bid and asked prices of the Common Shares of the Registrant on February 12, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $58,212,000.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders for the fiscal year ended December 31, 1998, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

ITEM 1 - BUSINESS

INTRODUCTION

       On April 13, 1998, shareholders of The Commercial Bank (the "Bank") approved a Merger Agreement ("Agreement") pursuant to which ComBanc, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange of shares between the shareholders of the Bank and the Company. After the share exchange which became effective on August 31, 1998, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as The Commercial Bank. Under the terms of the Agreement, each one of the existing outstanding shares of the Banks common stock was exchanged for two of the Company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same percentage of shares in the Company as the Bank. The shares of the company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in Section 3(a) (12) of the Act.

       As a result of the transaction described above, the Company is the successor issuer to the Bank pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Bank is subject to the informational requirements of the Exchange Act and in accordance with Section 12(I) thereof has timely filed reports and other information with the Board of Governors for the Federal Reserve System ("FRS"). Such reports and other information filed by the Bank with the FRS may be examined without charge at, or copies obtained upon payment of prescribed fees from, the Securities Disclosure Division, Board of Governors of the Federal Reserve System, Stop 153A, Washington, D.C. 20551.

       Since the only asset of ComBanc is the investment in The Commercial Bank, the 1998 form 10-K will reflect the consolidated activity for 1998 compared with the Bank only for 1997 and 1996. A reader of these financial statements should refer to The Commercial Bank 1997 Form 10-K.

       The Commercial Bank is a full service bank chartered under the laws of the State of Ohio in 1877, and is subject to regulation by the Ohio Superintendent of Banks and the Federal Reserve System. Commercial's principal executive offices are located at 230 E. Second St., Delphos, Ohio 45833, and its telephone number is (419) 695-1055. Commercial operates five branch facilities: the Main Street Branch Office at 246 N. Main St., Delphos, Ohio, the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Gomer Banking Center at 4310 Lincoln Highway, Gomer, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the newest facility at 2285 N. Cole St., Lima, Ohio opened in August of 1996.

       At December 31, 1998, the Company had 85 full time equivalent employees.

MARKET AREA

       The Bank operates primarily in Allen, Putnam and Van Wert Counties in northwestern Ohio. The Bank's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer.

COMPETITION

       Bank holding companies and their subsidiaries are subject to competition from various financial institutions and other "non-bank" or non-regulated companies or firms that engage in similar activities. The Bank competes for deposits with other commercial banks, savings banks, saving and loan associations, insurance companies and credit unions, as well as issuers of commercial paper and other securities, including shares in mutual funds. In making loans, the Bank competes with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, insurance companies, leasing companies and other non-bank lenders.

       The Company and the Bank compete not only with financial institutions based in Ohio, but also with a number of large out-of-state banks, bank holding companies and other financial and non-bank institutions. Some of the financial and other institutions operating in the same markets are engaged in national operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Bank.

       The principal factors in successfully competing for deposits are convenient office locations and remote service units, flexible hours, competitive interest rates and services, while those relating to loans are competitive interest rates, the range of lending services offered and lending fees. The Company believes that the local character of the Banks' businesses and their community bank management philosophy enabled them to compete successfully in their respective market areas. However, it is anticipated that competition will continue to increase in the years ahead.

REGULATION

       The Company is a registered bank holding company under the Bank Holding Company Act of 1956 as amended, and is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

       The Bank is regulated by the Ohio Division of Financial Institutions as an Ohio state bank. Additionally, the Bank is regulated by the Board of Governors of the Federal Reserve System ("FRS") as a member of the Federal Reserve System. The regulatory agencies have the authority to regularly examine the Bank and the Bank is subject to the regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") and, therefore, the Bank is subject to FDIC regulations.

LENDING ACTIVITIES

       The Bank's lending philosophy focuses on developing strong primary banking relationships with businesses and individuals in its market area.

       At December 31, 1998, the Company's loan portfolio was comprised of approximately 13.3% commercial loans, 69.0% real estate loans, and 17.7% consumer related installment and credit card loans. The Bank generally does not lend outside its overall market area and historically has not acquired significant participation interests from other financial institutions. The Bank has no foreign loans.

       Commercial, installment and real estate loans have accounted for a significant portion of the growth in the Bank's loan portfolio in recent years. Such loans are made to a diverse group of customers.

      The Bank has historically been a major residential real estate lender in its market area. Such loans are generally retained by the Bank after origination; however the Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (Freddie Mac). Real estate construction loans totaled 4.7% of total loans at December 31, 1998. All construction loans were performing.

CREDIT QUALITY

      The Bank seeks to maintain a high level of asset quality through emphasizing loan originations in its overall market area. The Company focuses its commercial lending efforts on small and medium-sized companies and its real estate lending on both development and owner-occupied and one-to-four family residential properties.

      At December 31, 1998, the Bank's percentage of non-performing loans to total loans was 1.00% as compared to 1.64% of total loans at December 31, 1997. The Bank's percentage of net charge-offs for the year ended December 31, 1998 to average loans outstanding was .14%. In accordance with general banking practices, Commercial maintains an allowance for loan losses. This allowance is established based upon a review of historical experience and current trends, "problem" credits and delinquencies and an annual review of all significantly sized loans. At December 31, 1998, the Bank's allowance for loan losses was 1.26% of total loans, as compared with 1.30% at December 31, 1997.


EXECUTIVE OFFICERS OF REGISTRANT




      Name                    Age           Position and Office Held with ComBanc                     Officer Since
      ----                    ---           -------------------------------------                     -------------

Elmer J. Helmkamp           70            Chairman of the Board                                            1980

Paul G. Wreede              48            President and Chief Executive Officer                            1975

Ronald R. Elwer             45            Executive Vice President                                         1976

Rebecca L. Minnig           42            Senior Vice President Operations and                             1979
                                          Corporate Secretary

James W. Vincent            40            Senior Vice President, Loans                                     1986

Kathleen A. Miller          38            Vice President, Chief Financial Officer, and                     1990
                                                       Systems Manager


Elmer J. Helmkamp has been Chairman of the Board of the Company since its formation in 1998 has also been Chairman of the Board of the Bank since 1980.

Paul G. Wreede has been President and Chief Executive Officer of the Company since its formation in 1998 and has also been President and Chief Executive Officer of the Bank since 1990.

Ronald R. Elwer has been Executive Vice President of the Company since its formation in 1998, Executive Vice President of the Bank since 1990 and from 1990 to 1995 was Secretary of the Bank.

Rebecca L. Minnig has been Senior Vice President Operations and Secretary of the Company since its formation in 1998, Senior Vice President Operations of the bank since 1992, and from 1989 to 1992 was Vice President, Cashier and Security Officer of the Bank.

James W. Vincent has been Senior Vice President Loans of the Company since its formation in 1998 and was Senior Vice President Loans of the Bank since 1992.

Kathleen A. Miller has been Vice President, Chief Financial Officer and Systems Manager of the Company since its formation in 1998 and of the Bank since 1997, and was Controller of the bank from 1990 to 1997.

ITEM 2 - PROPERTIES

      ComBanc, Inc. owns no property. The Bank's executive offices are located at The Commercial Bank's main office building in Delphos, Ohio, which is owned by the Bank. The Bank operates five branch banking facilities, all of which are owned by the Bank.

ITEM 3 - LEGAL PROCEEDINGS

      The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

      At December 31, 1998, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

      There are no material pending legal proceeding to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
      STOCKHOLDER MATTERS

      The following data has been adjusted to reflect the August 31, 1998, acquisition of The Commercial Bank by ComBanc, Inc. wherein each one of the existing 1,188,000 outstanding shares of the Bank's common stock was exchanged for two of ComBanc, Inc.'s common shares, resulting in 2,376,000 outstanding shares.

The common stock of the Company, and of the Bank preceding formation of the Company, trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to McDonald and Company, Lima, Ohio. For 1998 and 1997, bid and ask quotations were obtained from McDonald and Company which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.


1997          Low Bid           High Bid         Low Ask           High Ask          Dividend Per Share

First Qtr       18.500            19.625            19.500           20.625               .075
Second Qtr      19.500            21.000            20.500           22.000               .075
Third Qtr       20.250            22.250            21.250           23.250               .075
Fourth Qtr      21.000            22.250            22.000           23.250               .115


1998          Low Bid           High Bid         Low Ask           High Ask         Dividend Per Share

First Qtr       21.500            23.000            22.500           24.000               .085
Second Qtr      22.125            23.313            23.125           24.313               .085
Third Qtr       22.625            23.500            23.625           24.500               .085
Fourth Qtr      23.500            28.000            24.500           29.000               .140



      As of December 31, 1998, the Bank's common stock was held by 879 holders of record.

ITEM 6 - SELECTED FINANCIAL DATA


                                                     As of and for the years ended December 31,
                                          ----------------------------------------------------------
                                             1998        1997         1996        1995        1994
                                          ---------    ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:                      (Amounts in 000's, except per share data)

Interest Income                           $  14,538    $  14,359   $  13,587   $  12,971   $  10,831
Interest Expense                              6,693        7,021       6,699       6,184       4,671
                                          ---------    ---------   ---------   ---------   ---------
    Net Interest Income                       7,845        7,338       6,888       6,787       6,160
Provision for Loan Losses                       360        1,778         180         255         120
                                          ---------    ---------   ---------   ---------   ---------
Net Interest Income after
    Provision for Loan Losses                 7,485        5,560       6,708       6,532       6,040
Other Income                                    447          385         366         292         266
Operating Expenses                            4,618        4,452       4,014       3,782       3,634
                                          ---------    ---------   ---------   ---------   ---------
    Income before Income Taxes                3,314        1,493       3,060       3,042       2,672
Applicable Income Taxes                         930          268         832         876         717
                                          ---------    ---------   ---------   ---------   ---------
    Net Income                            $   2,384    $   1,225   $   2,228   $   2,166   $   1,955
                                          =========    =========   =========   =========   =========


STATEMENT OF CONDITION DATA: (YEAR END)

Total Assets                              $ 194,661    $ 194,583   $ 183,976   $ 175,083   $ 159,001
Investment Securities                        41,965       48,523      49,665      53,570      48,061
Loans Receivable                            142,410      126,041     124,148     108,528      98,470
Allowance for Loan Losses                     1,800        1,639       1,988       1,880       1,877
Deposits                                    166,021      172,077     162,216     154,722     141,759
Shareholders' Equity                         22,566       21,087      20,497      19,163      16,420

PER SHARE DATA:(1)
Net Income                                $    1.00    $    0.52   $    0.94   $    0.91   $    0.83
Book Value                                     9.50         8.88        8.63        8.07        6.91

      (1) Adjusted to reflect the August, 1998 ComBanc, Inc. formation resulting in a two for one stock exchange leaving 2,376,000 issued and outstanding shares.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

      This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the "Company" refers to ComBanc Inc. only, while the "Bank" refers to The Commercial Bank.

      On August 31, 1998 the Bank became a wholly owned subsidiary of the Company, a one bank-holding company. The bank holding company form of organization will increase the corporate and financial flexibility of the business operated by the Bank through the combined business of the Bank and the Company, such as increased structural alternatives in the area of the Company to redeem its own stock, thereby creating an additional market in which the shareholders could sell their stock.

      A bank holding company can engage in certain bank-related activities in which the Bank cannot presently engage; thus this reorganization will broaden the scope of services which could be offered to the public.

        Through December 31, 1998 the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

LINES OF BUSINESS

      The Company, through its wholly owned subsidiary, the Bank, operates a single line of business. The Bank is a full service bank chartered under the laws of the State of Ohio and offers a broad range of loan and deposit products to business and individual customers.

NET INTEREST INCOME

      Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The following table summarizes net interest income for each of the two years in the period ended December 31, 1998.


                                              Years Ended                                Change from Prior Year
                                                                        --------------------------------------------------------
                                              December 31,                    1998 vs. 1997                 1997 vs. 1996
                                     ------------------------------     --------------------------    --------------------------
                                         1998             1997            Amount         Percent        Amount        Percent
                                     -------------    -------------     ----------     -----------    ----------     -----------
                                                                    (Dollar amounts in thousands)

Interest Income                    $       14,538   $       14,359    $       179           1.25%   $       772           5.68%
Interest Expense                            6,693            7,021           (328)         (4.67)%          322           4.81%
                                     -------------    -------------     ----------     -----------    ----------     -----------
Net Interest Income                $        7,845   $        7,338    $       507           6.91%           450           6.53%
                                     =============    =============     ==========     ===========    ==========     ===========

      The ratio of net interest income to average interest-earning assets increased to 4.25 percent in 1998 from 4.04 percent in 1997. This slight increase is primarily attributable to the fact that slight increases in investment security yields and slight decreases in deposit yields exceeded the drop in investment yields.

      The following table reflects the components of The Commercial Bank's net interest income, setting forth, for each of the two years in the period ended December 31, 1998, (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities, (iv) the net interest margin (i.e., the average yield earned on interest-earning assets less the liabilities) and (v) the net yield on interest-earning assets (i.e., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average balances.


                                                                     Years Ended December 31,
                                ----------------------------------------------------------------------------------------------
                                                      1998                                            1997
                                ----------------------------------------------   ---------------------------------------------
                                                    Interest        Average                         Interest        Average
                                    Average          Income/        Yields/         Average          Income/        Yields/
                                    Balance          Expense         Rates          Balance          Expense         Rates
                                ---------------   -------------    -----------   --------------   -------------    -----------
                                                                    (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

    Investment Securities

        Taxable               $         37,083  $        2,207   $      5.95%  $        36,429  $        2,333          6.41%

        Tax Exempt                      13,154           1,074          8.16%           12,629           1,037          8.22%

    Federal Funds Sold                   3,901             219          5.61%            5,622             302          5.38%

    Interest on Deposits
        with Banks                          16               1          6.25%               10               -          0.00%

    Loans                              130,158          11,402          8.76%          126,844          11,040          8.70%
                                ---------------   -------------                  --------------   -------------

Total Interest-Earning
    Assets                             184,312          14,903          8.09%          181,534          14,712          8.10%
                                ---------------   -------------                  --------------   -------------

Noninterest-Earning Assets:

    Cash and Due from Banks              4,454                                           4,773

    Premises and Equipment               2,384                                           2,372

    Other Assets                         1,766                                           2,253

    Allowance for
        Credit Losses                   (1,701)                                         (1,997)
                                ---------------                                  --------------

Total Noninterest-Earning
    Assets                               6,903                                           7,401
                                ---------------                                  --------------

Total Assets                  $        191,215                                 $       188,935
                                ===============                                  ==============


                                                                           Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                            1998                                          1997
                                          -------------------------------------------    -------------------------------------------
                                                             Interest       Average                        Interest       Average
                                              Average         Income/       Yields/         Average         Income/       Yields/
                                              Balance         Expense        Rates          Balance         Expense        Rates
                                          ---------------   -----------    ----------    --------------   -----------    -----------
                                                                        (Dollars in Thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-Bearing Liabilities:
    Savings Deposits                    $         31,528  $        806         2.56%   $        28,370  $        724          2.55%
    NOW, Super NOW, and Plus                      25,050           504         2.01%            22,347           463          2.07%
    Time Deposits                                 96,884         5,370         5.54%           103,056         5,834          5.66%
                                          ---------------   -----------                  --------------   -----------
Total Interest-
    Bearing Deposits                             153,462         6,681         4.35%           153,773         7,021          4.57%
    Other Borrowed                                   576            12         2.08%                 -             -
    Fed Funds Purchased                                1             -         0.00%                 1             -
                                          ---------------   -----------                  --------------   -----------
Total Interest-
    Bearing Liabilities                          154,039         6,693         4.34%           153,774         7,021
                                          ---------------   -----------                  --------------   -----------
Noninterest-Bearing Liabilities:
    Demand Deposits                               13,974                                        12,672
    Other Liabilities                              1,321                                         1,350
                                          ---------------                                --------------
Total Noninterest-
    Bearing Liabilities                           15,295                                        14,022
                                          ---------------                                --------------
    Shareholders' Equity                          21,881                                        21,139
                                          ---------------                                --------------
Total Liabilities and
    Shareholders' Equity                $        191,215                               $       188,935
                                          ===============                                ==============
Net Interest Income
    (Tax Equivalent Basis)                         8,210                                         7,692
Reversal of Tax
    Equivalent Adjustment                           (365)                                         (353)
                                          ---------------                                --------------
Net Interest Income                     $          7,845                               $         7,339
                                          ===============                                ==============
Net Interest Rate Spread
    (Tax Equivalent Basis)                                                     3.75%                                          3.53%
                                                                           ==========                                    ===========
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets, Tax Equivalent Basis)                                             4.45%                                          4.24%
                                                                           ==========                                    ===========
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets)                                                                   4.25%                                          4.04%
                                                                           ==========                                    ===========

      Net interest income may also be analyzed by segregating the volume and rate components of income and expense. The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 1998. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates.

                                          1998 vs. 1997                                1997 vs. 1996
                             ----------------------------------------    ------------------------------------------
                                    Increase/                                    Increase/
                                    (Decrease)                                  (Decrease)
                                 Due to Change in                            Due to Change in
                             ------------------------                    -------------------------
                                                                 Total                                         Total
                                    Average       Average      Increase/        Average        Average       Increase/
                                    Volume         Rate       (Decrease)        Volume          Rate        (Decrease)
                                 ----------    ----------   -------------    -----------    ----------    -------------
                                                             (Dollars in Thousands)
Investment Income:
Investment Securities:
    Taxable ..............         $  39          $(165)         $(126)         $ (55)         $  22          $ (33)
    Tax Exempt ...........            45             (8)            37            (69)            19            (50)
    Federal Funds
        Sold .............           (96)            13            (83)            73             11             84
Interest on Deposits
        with Banks .......             1             --              1             --             --             --
Interest and Fees
        on Loans .........           286             76            362            824            (76)           748
                                   -----          -----          -----          -----          -----          -----

Total Interest Income ....           275            (84)           191            773            (24)           749
                                   -----          -----          -----          -----          -----          -----

Interest Expense:
Interest-Bearing Deposits:
    Savings ..............            79              3             82              4            (74)           (70)
    NOW, Super NOW,
        and Plus .........            54            (13)            41             39            (54)           (15)
    Time .................          (340)          (124)          (464)           443             --            443
                                   -----          -----          -----          -----          -----          -----
        Total ............          (207)          (134)          (341)           486           (128)           358
Short-Term
        Borrowings .......            12             --             12             --             --             --
                                   -----          -----          -----          -----          -----          -----
Total Interest Expense ...          (195)          (134)          (329)           486           (128)           358
                                                                                -----          -----          -----
Change in Net
    Interest Income ......         $ 470             50          $ 520          $ 287          $ 104          $ 391
                                   =====          =====          =====          =====          =====          =====



PROVISION FOR CREDIT LOSSES

      The provision for credit losses was $360,000 in 1998. See "Summary of Credit Loss Experience". At December 31, 1998 the Bank's allowance for credit losses represented 1.26% of total loans compared to 1.30% at December 31, 1997.

NON-INTEREST INCOME

      Non-interest income is an increasingly important source of revenue to the Bank, as it continues to expand its offerings of bank-related financial services. Non-interest income increased $61,500 or 16.0% in 1998 to $447,000. The primary non-interest income components are set forth below:

      There were no securities gains in 1998, versus $13,500 in 1997.

      Service charges on deposit accounts increased $59,000 or 22.0% in 1998 to $327,000, resulting from an increase in the number of accounts, primarily from the two Lima offices.

      Other income increased $16,000 or 15.5% from the 1997 level to $120,000. This category is comprised of credit card income, credit life and accident and health premiums, service fees on loans sold, and other charges and fees.

NON-INTEREST EXPENSE

      Non-interest expense includes costs, other than interest, that are incurred in the operation of the Bank's business. Total non-interest expense increased $167,000 or 3.7% in 1998 to $4,618,000. As a percent of average assets, the level of non-interest expense has increased from 2.35% in 1997 to 2.42% in 1998. The primary non-interest expense components are set forth below:

      Employee expense increased $161,000 or 7.1% in 1998 to $2,407,000.

      Net occupancy expense decreased $16,000 during 1998 to $251,000.

      Equipment expense decreased $11,000 or 4.5% in 1998.

      Other expenses increased $34,000 or 2.0% in 1998 to $1,714,000.

INCOME TAXES

      The currently payable provision for income taxes increased to $910,000 in 1998 from $194,000 in 1997 due primarily to a decrease in deductible loan losses, arising from the decreased 1998 level of charged off loans. The deferred tax provision decreased to $20,000, from $74,000 in 1997 due primarily to 1998's deductible loan losses less than the book provision for loan loss. The effective income tax rates for 1998 and 1997 were 28.1% and 18.0%, respectively.

      Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. ComBanc, Inc. files consolidated income tax return with its subsidiary.

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

      For the Bank, the primary sources of liquidity have traditionally been Federal funds sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 1998, such securities amounted to $42.0 million, while at December 31, 1997 such securities amounted to $48.5 million. At December 31, 1998 and 1997, Federal funds sold amounted to $2.7 million and $11.3 million, respectively.

      Management considers its liquidity to be adequate to meet its normal funding requirements.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

      Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. Management considers interest rate risk to be the Bank's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of the Bank as a result of changes in interest rates. Consistency in the Bank's earnings is largely dependent on the effective management of interest rate risk. The Bank manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

      The difference between a financial institution's interest-sensitive assets (i.e., assets which will mature or reprice within a specific time period) and interest-sensitive liabilities (i.e. liabilities which will mature or reprice within the same time period) is commonly referred to as its "gap" or "interest rate sensitivity gap". An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to have "positive gap"; an institution having more interest rate sensitive liabilities than interest rate sensitive assets within a given time period is said to have a "negative gap."

      The following table sets forth the cumulative maturity distributions as of December 31, 1998 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, this table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 1999.

      Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position and currently intends to maintain a plus/minus 10% gap under normal circumstances.


                                   Up to             To             Up to             To            After
                                     3               6                1               5               5
                                   Months          Months            Year            Years          Years            Total
                                ------------    -------------   --------------   -------------   ------------    --------------
Interest Earning Assets:
    Loans                     $      19,783   $       10,345  $         5,676  $       61,823  $      44,783   $       142,410
    Investment Securities             3,183            3,624           10,412          13,495         11,251            41,965
    Federal Funds Sold                2,708                -                -               -              -             2,708
                                ------------    -------------   --------------   -------------   ------------    --------------
          Total               $      25,674   $       13,969  $        16,088  $       75,318  $      56,034   $       187,083
                                ============    =============   ==============   =============   ============    ==============

Interest Bearing Liabilities:
    Interest Bearing
        Deposits              $      19,108   $       19,280  $        38,586  $       55,212  $      17,516   $       149,702
    Other Borrowed                    1,500                -                -               -          2,000             3,500
                                ------------    -------------   --------------   -------------   ------------    --------------
          Total               $      20,608   $       19,280  $        38,586  $       55,212  $      19,516   $       153,202
                                ============    =============   ==============   =============   ============    ==============

Interest Rate
    Sensitivity Gap           $       5,066   $       (5,311) $       (22,498) $       20,106  $      36,518   $        33,881
Cumulative Interest Rate
    Sensitivity Gap                   5,066             (245)         (22,743)         (2,637)        33,881
Cumulative Interest Rate
    Sensitivity Gap as a
    Percentage of Total
    Interest Earning Assets           2.70%            (0.13)%         (12.16)%          1.41%         18.11%


CAPITAL RESOURCES

        The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Board (FRB). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken, could have a direct material affect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1998 that the Bank meets all the capital adequacy requirements to which it is subject.

        As of December 31, 1998 the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Company's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 18.1%, 16.9%, and 11.4%, respectively at December 31, 1998. The Bank's totals were 17.5%, 10.8%, and 7.3%, respectively, at December 31, 1998.

EFFECTS OF INFLATION

      The effect of inflation on banks differs from the impact on non-financial institutions. Banks, as financial intermediaries, have assets and liabilities which may move in concert with inflation. This is especially true for banks with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact by managing its rate sensitivity gap. See "Asset/Liability Management" above.

INVESTMENT PORTFOLIO

      The following table sets forth the value of the Bank's investment securities at the respective year end for each of the last two years.


                                                                    December 31, 1998
                                     -------------------------------------------------------------------------------
                                         Amortized            Unrealized         Unrealized             Fair
                                            Cost                Gains              Losses               Value
                                     ------------------     --------------     --------------     ------------------
Securities Available for Sale -
U.S. Treasury Securities           $         8,030,244    $        61,856    $             -    $         8,092,100
Agency Securities                            9,518,790             56,370             23,910              9,551,250
Mortgaged Backed Securities                 10,625,870             65,689             48,479             10,643,080
State and Municipal Securities              12,431,425            557,689              7,906             12,981,208
Other Securities                               697,700                  -                  -                697,700
                                     ------------------     --------------     --------------     ------------------
          Total                    $        41,304,029    $       741,604    $        80,295    $        41,965,338
                                     ==================     ==============     ==============     ==================


                                                                    December 31, 1997
                                     -------------------------------------------------------------------------------
                                         Amortized            Unrealized         Unrealized             Fair
                                            Cost                Gains              Losses               Value
                                     ------------------     --------------     --------------     ------------------
Securities Available for Sale -
U.S. Treasury Securities           $        12,018,258    $        33,039    $         4,342    $        12,046,955
Agency Securities                           11,526,105             34,756              6,396             11,554,465
Mortgaged Backed Securities                 11,291,605            143,411             19,198             11,415,818
State and Municipal Securities              12,419,796            444,985             14,068             12,850,713
Other Securities                               655,200                  -                  -                655,200
                                     ------------------     --------------     --------------     ------------------
          Total                    $        47,910,964    $       656,191    $        44,004    $        48,523,151
                                     ==================     ==============     ==============     ==================

There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Treasury and U. S. Government agencies.

      The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 1998. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.




                                                   After                 After
                                                   1 Year               5 Years
                           Within                But Within           But Within               After
                           1 Year                 5 Years              10 Years               10 Years
                       -----------------      ----------------    ----------------      --------------------
                        Amt        Yield      Amt       Yield     Amt       Yield       Amt            Yield
                        ---        -----      ---       -----     ---       -----       ---            -----
                                               (Dollars in Thousands)
U. S. Treasury       $ 6,016        5.69%  $ 2,014      5.99%  $    --       0.0%   $    --             0.0%
U. S. Government
    Agencies           2,513        5.94%    5,006      5.98%    2,000       6.56%       --             0.0%
Mortgage-Backed
    Securities           222        3.81%    1,277      6.75%    7,718       6.18%    1,408             5.73%
Obligations of
    States and
    Political
    Subdivisions       1,331        8.18%    4,666      8.09%    4,721       7.45%    1,714             7.07%
Other                     --                    --                  --                  698             7.14%
                     -------               --------             -------             -------             ----
          Total      $10,082               $ 12,963             $14,439             $ 3,820
                     =======               ========             =======             =======


(1) Includes $83 of Federal Reserve and $615 of Federal Home Loan Bank Stock that has no maturity.


LOAN PORTFOLIO


         The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:



                                                 1998                 1997
                                         ------------------  ------------------
                                                 (Dollars in Thousands)
Real Estate Loans:
    Construction                        $   6,727      4.7%  $   6,334     5.0%
    Mortgage                               91,442     64.3%     71,474    56.8%
Commercial, Financial and
    Agricultural Loans                     17,937     12.6%     19,008    15.1%
Installment and Credit Card Loans          25,192     17.7%     26,392    20.9%
Other Loans                                    51      0.0%         32     0.0%
Municipal Loans                             1,061      0.7%      2,801     2.2%
                                          -------    -----      ------   -----
          Total                           142,410    100.0%    126,041   100.0%
                                                     =====               =====
Less:
    Allowance for Credit Losses             1,800                1,639
                                         --------              -------
          Total Net Loans               $ 140,610            $ 124,402
                                         ========              =======

      The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 1998. Also, the amounts are classified according to their sensitivity to changes in interest rates:

                                     Within           Within             After
                                     1 Year           5 Years           5 Years            Total
                                  -------------    -------------     -------------    ---------------
                                                            (In Thousands)
Fixed Rate                      $       22,315   $       58,103    $       44,783   $        125,201
Variable Rate                           13,489            3,720                 -             17,209

          The following table presents the aggregate amounts of non-performing loans on the dates indicated:

                                                            December 31,
                                                   -------------------------------
                                                       1998              1997
                                                   -------------     -------------
                                                           (In Thousands)
Non-Accrual                                        $        805      $        982
Contractually Past Due 90 Days or More as
    to Principal or Interest                                621             1,086
                                                   -------------     -------------
                                                   $      1,426      $      2,068
                                                   =============     =============
Non-Performing Loans to Total Loans                        1.00%             1.64%

      Non-accrual loans are comprised principally of loans 90 days past due, as well as certain loans which are current but where serious doubt exist as to the ability of the borrower to comply with the repayment terms. Interest previously accrued on non-accrual loans and not yet paid is reversed and charged against the accrued interest receivable during the period in which the loan is placed in a non-accrual status, except where the Bank has determined that such loans are adequately secured as to a principal and interest. Interest earned thereafter is only included in income to the extent that it is received in cash. The amount of interest income collected and the amount of interest income that would have been recorded during 1998 on loans based on non-accrual loans based on their original terms was determined to be insignificant.

      The Bank purchased certain lease receivables and extended loans with an aggregate outstanding balance at December 31, 1998 and 1997 of $535,000 and $899,000 to The Bennett Funding Group, Inc. which remain subject to the Bennett bankruptcy proceedings commenced in March, 1996. During 1997, a total of $1,959,000 of Bennett loans were charged down. The bankruptcy judge has ruled that the Bank is a secured creditor but this decision has been appealed by the bankruptcy trustee. Due to the complexity of the remaining legal issues, management and the Bank's legal counsel are currently unable to form an opinion as to the likely outcome of the Bank's position with respect to the remaining Bennett portfolio.

      As of December 31, 1998, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

SUMMARY OF CREDIT LOSS EXPERIENCE


                                                                 Year Ended December 31,
                                                               1998                  1997
                                                            -----------           -----------
                                                                 (Dollars in Thousands)

Balance of Allowance at Beginning of Year                   $    1,639            $    1,988
                                                            -----------           -----------
Loans Actually Charged Off -
    Real Estate                                                     15                     4
    Commercial, Financial and Agricultural                          26                 2,011
    Installment and Credit Card                                    182                   142
                                                            -----------           -----------
                                                                   223                 2,157
                                                            -----------           -----------
Recoveries of Loans Previously Charged Off -
    Real Estate                                                      3                    11
    Commercial, Financial and Agricultural                          21                     8
    Installment and Credit Card                                     24                    11
                                                            -----------           -----------
                                                                    48                    30
                                                            -----------           -----------
Net Charge-Offs (Recoveries)                                       199                 2,127
                                                            -----------           -----------
Addition to Allowance Charged to Expense                           360                 1,778
                                                            -----------           -----------
Balance of Allowance at Year-End                            $    1,800            $    1,639
                                                            ===========           ===========
Ratio of Net Charge-Offs to Average Loans Outstanding             0.15%                 1.69%
Ratio of Allowance for Credit Losses to Total Loans               1.26%                 1.30%


      The provision for credit losses reflects management's determination regarding the adequacy of the allowance, based upon its analysis of the loan portfolio (including the increased size and change in the mix of the loan portfolio) and general economic conditions. As noted in "Loan Portfolio", during 1997, loans to The Bennett Funding Group and related entities amounting to $1,959,000 were charged off. In reviewing the adequacy of the year end allowance, management determined a needed 1998 and 1997 provision in the amount of $360,000 and $1,778,000, respectively.

      The Bank evaluates the adequacy of allowance for credit losses on a quarterly basis. The adequacy of the allowance is determined by evaluating potential losses in the loan portfolio. Evaluation of these potential losses includes a review of the current financial status and credit standing of borrowers and their prior history, an evaluation of available collateral, a review of loss experience in relation to outstanding loans, and management's judgment as to prevailing and anticipated economic conditions, among other relevant factors.

      Mortgage loans, including construction loans, approximate 69.0% of total loans at December 31, 1998. Collateral evaluations and the historical data of the Bank's mortgage loan losses are used to determine the amount necessary for the allowance for credit losses.

      A significant portion (17.7%) of the Bank's loan portfolio is installment and credit card loans. A thorough credit examination is done at the time of the extension of credit. The historical data of the Bank's consumer loan losses plus the Bank's ongoing credit evaluations on existing loans are used to determine the necessary amount for the Bank's allowance for credit losses.

      The remaining portion (13.3%) of the loan portfolio is composed of commercial loans. Personal and business financial status, credit standing, and available collateral of commercial borrowers are evaluated with great care. These evaluations plus management's judgment as to prevailing and anticipated economic conditions and the historical data of the Bank's commercial loan losses are taken into consideration when determining the amount of the allowance for credit losses needed for commercial loans.

DEPOSITS

      The following table sets forth the average balances of and average rates paid on deposits for the periods indicated:

                                                        Year Ended December 31,
                                  -------------------------------------------------------------------
                                       1998                                 1997
                                  ---------------------------------    ------------------------------
                                      Average           Average            Average         Average
                                      Balance            Rate              Balance           Rate
                                  ---------------    --------------    ---------------    -----------
                                                       (Dollars in Thousands)

Non-Interest-Bearing              $       13,974             0.00%     $       12,672          0.00%
Savings                                   31,528             2.56%             28,370          2.55%
NOW, Super NOW and Plus                   25,050             2.01%             22,347          2.07%
Time                                      96,884             5.54%            103,056          5.66%
                                  ---------------                      ---------------
          Total                   $      167,436                       $      166,445
                                  ===============                      ===============

          The maturity distribution of time deposits as of December 31, 1998 was:

                                             Less than         $100,000
                                             $100,000          and Over
                                          --------------    ---------------
                                                   (In Thousands)
                                          ---------------------------------
Three Months or Less                      $      14,172     $        1,880
Over Three Months to Twelve Months               41,705             12,764
Over One Year to Five Years                      18,244              4,943
Over Five Years                                       -                  -
                                          --------------    ---------------
          Total                           $      74,121     $       19,587
                                          ==============    ===============


YEAR 2000

       There are computer programs that process transactions based on using two digits for the year rather than four digits. Systems that process Year 2000 transactions with the year "00" may encounter processing inaccuracies or inoperability.

      Management has initiated a company-wide program to address the effect of the year 2000 on the Bank's information systems and application software. The Company's Year 2000 project contains assessment, renovation, validation and implementation phases. A substantial majority of the significant application software utilized by the Company is via the use of third party data processors and management is working with and actively monitoring the progress of outside vendors to ensure that the software will operate properly in the year 2000. The following discussion of the implications of the Year 2000 issue for the Company contain numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which management derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, including employees, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. At this time, the estimated cost to remediate the Bank's year 2000 issues is not expected to be material.

      The Company completed an assessment and efforts are underway to validate compliance. In 1998, the Company alerted its business customers of the Year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company's highest priorities, and the Company established a comprehensive program to address its many aspects.

      The Company has tested critical systems for readiness as part of this process. In addition, the Company will evaluate customers and vendors who have significant relationships with the Company to determine whether they are preparing and will be ready for the Year 2000. The Company considered the potential failure of those customers to be adequately prepared as part of the credit and review process. However, there can be no guarantee that the remediation of the Company's vendors or customers will be completed on a timely basis.

      The Company upgraded personal computer hardware and software during 1998 to meet its strategic plan of enhancing its products and services from a competitive viewpoint. This upgrade was not related to Year 2000 issues. The newly installed computers are Year 2000 compliant. The cost of these systems did not exceed $150,000.00 and was capitalized.

      The Company is reliant on suppliers and customers, and is addressing Year 2000 issues with both groups. As of December 31, 1998 the Company has identified critical vendors and has completed formalized risk assessments of their Year 2000 readiness plans and status. The Company will continue to monitor and replace vendors or make alternative arrangements when sources are limited or unavailable.

      The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified borrowers, funding sources, and large depositors as having financial volumes sufficiently large enough to warrant inquiry as to Year 2000 preparation. The Company has substantially completed a formal assessment of risk based on these initial reports as of December 31, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Follow up of customers will continue through 1999.

      The Company's Year 2000 program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executives and the Board of Directors review the overall status of the program monthly. The federal and state agencies that regulate the banking industry also monitor the program. The Company's outside audit firm also reviewed the Company's project status.

      Risks to the Company from the Year 2000 can be grouped into three categories. The first is the risk that the Company does not successfully ready its operations for the Year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. Year 2000 compliant systems have already been implemented and management believes it will be able to make any other minor necessary corrections in a timely manner.

      Computer failure of third parties may also impact the Company's operations. The most serious impact on the Company's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted.

      Operational failures among the Company's sources of major funding and larger borrowers could affect their ability to continue to provide funding or meet obligations when due. It is not possible to accurately estimate the likelihood, or potential impact of significant disruptions among the Company's funding sources and obligors at this time.

      The Company is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure.

      The Company is enhancing its existing business resumption plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become known after December 31, 1999.

       Contingency planning is a key component to effective Year 2000 risk management. It involves efforts by financial institutions and service providers and software vendors to mitigate operational risks should core business processes fail, regardless of whether mission-critical systems were remediated for the Year 2000. The Bank is currently in the process of forming a company-wide contingency plan and will be validating the plan prior to June 30, 1999.

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to Year 2000 risks, interest rate sensitivity analysis, credit quality and other financial and business matters for 1999 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements:
Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
                  (dollars in millions, except per share data)

                                                                        1997
                                                                        ----
                                                FOURTH          THIRD           SECOND         FIRST
                                                ------          -----           ------         -----

CONDENSED INCOME STATEMENT
   Total Interest Income                  $        14,359 $        10,638 $         6,975 $        3,427
   Total Interest Expense                           7,021           5,200           3,399          1,665
                                              ------------   -------------   -------------  -------------
      Net Interest Income                           7,338           5,438           3,576          1,762
   Provision for Credit Losses                      1,778             270             180             90
   Noninterest Income                                 385             273             169             86
   Noninterest Expense                              4,452           3,295           2,159          1,103
                                              ------------   -------------   -------------  -------------
      Income Before Income Tax                      1,493           2,159           1,406            655
   Income Tax Provision                               268             578             370            166
                                              ------------   -------------   -------------  -------------
      Net Income                          $         1,225 $         1,581 $         1,036 $          489
                                              ============   =============   =============  =============

KEY AVERAGE BALANCES
   Total Securities                       $        48,875 $        50,795 $        50,314 $       48,786
   Total Loans and Leases                         129,748         128,933         125,072        123,624
   Total Assets                                   195,176         191,821         189,466        184,924
   Total Deposits                                 157,022         154,695         153,379        149,998
   Total Borrowed Funds                            -              -               -              -

KEY OPERATING RATIOS
   Return on Average Assets                          0.65%           1.09%           1.09%          1.06%
   Return on Equity                                  5.81%           9.72%           9.77%          9.50%
   Tier I Capital Ratio                             17.00%          17.28%          17.30%         17.40%
   Total Risk Adjusted Capital Ratio                18.30%          18.54%          18.60%         18.70%

COMMON STOCK  (1)
   Per Common Share Data
      Net Income - Basic                  $          0.52 $          0.67 $          0.44 $         0.21
      Net Income - Diluted                           0.52            0.67            0.44           0.21
      Market Price                                  21.75           21.00           20.25          19.63




(1) The 1997 and first two quarters of 1998 data has been adjusted to reflect the August 31, 1998 acquisition of The Commercial Bank by ComBanc, Inc. wherein each one of the existing 1,188,000 outstanding shares of the Bank's common stock was exchanged for two of ComBanc, Inc.'s common shares, resulting in 2,376,000 outstanding shares.

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
                  (dollars in millions, except per share data)

                                                                       1998
                                                                       ----
                                                 Fourth         Third          Second          First
                                                 ------         -----          ------          -----

CONDENSED INCOME STATEMENT
   Total Interest Income                   $        14,538 $       10,800 $        7,135 $        3,567
   Total Interest Expense                            6,693          5,063          3,364          1,688
                                              -------------  -------------  -------------   ------------
      Net Interest Income                            7,845          5,737          3,771          1,879
   Provision for Credit Losses                         360            270            180             90
   Noninterest Income                                  447            334            206             91
   Noninterest Expense                               4,618          3,465          2,226          1,159
                                              -------------  -------------  -------------   ------------
      Income Before Income Tax                       3,314          2,336          1,571            721
   Income Tax Provision                                930            638            431            195
                                              -------------  -------------  -------------   ------------
      Net Income                           $         2,384 $        1,698 $        1,140 $          526
                                              =============  =============  =============   ============

KEY AVERAGE BALANCES
   Total Securities                        $        46,579 $       48,524 $       50,748 $       52,615
   Total Loans and Leases                          137,905        130,336        127,447        124,814
   Total Assets                                    193,395        191,272        188,861        188,713
   Total Deposits                                  150,318        152,075        151,888        153,910
   Total Borrowed Funds                              2,288        -              -               -

KEY OPERATING RATIOS
   Return on Average Assets                           1.25%          1.18%          1.21%          1.12%
   Return on Equity                                  10.56%         10.15%         10.47%          9.82%
   Tier I Capital Ratio                              16.89%         17.79%         17.69%         17.76%
   Total Risk Adjusted Capital Ratio                 18.14%         19.04%         18.94%         19.01%

COMMON STOCK
   Per Common Share Data
      Net Income - Basic                   $          1.00 $         0.72 $         0.48 $         0.22
      Net Income - Diluted                            1.00           0.72           0.48           0.22
      Market Price                                   24.50          23.50          23.00          21.75

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements are listed below and are included herein on pages 26 through 42.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT ---------------------------------------------------  Page 27

CONSOLIDATED BALANCE SHEETS ----------------------------------------------------       28

CONSOLIDATED STATEMENTS OF -

      INCOME--------------------------------------------------------------------       29

      CHANGES IN SHAREHOLDERS' EQUITY ------------------------------------------       30

      CASH FLOWS ---------------------------------------------------------------       31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -------------------------------------       32




                                   ---oo0oo---

                      [E.S. EVANS AND COMPANY LETTERHEAD]


                                January 29, 1999


                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and the Board of Directors
ComBanc, Inc.
Delphos, Ohio


              We have audited the accompanying consolidated balance sheets of ComBanc, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. and Subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for 1998, 1997, and 1996 in conformity with generally accepted accounting principles.






                                      E.S. EVANS and Company

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                        CONSOLIDATED BALANCE SHEETS
                                        ---------------------------

                                                                             DECEMBER 31,
                                                               -----------------------------------------
          ASSETS                                                      1998                  1997
          ------                                               -------------------   -------------------
Cash and Due from Banks                                      $          5,253,442  $          5,926,252
Federal Funds Sold                                                      2,708,000            11,325,000
Investment Securities -  Note 2
    Available for Sale                                                 41,965,338            48,523,151
Loans:
    Real Estate                                                        81,607,310            64,301,778
    Loans for Resale                                                            -               471,193
    Home Equity                                                           158,849               297,971
    Collateral                                                         26,543,897            26,286,641
    Other                                                               3,126,512             3,429,546
    Installment                                                        30,973,399            31,253,456
                                                               -------------------   -------------------
          Total Loans                                                 142,409,967           126,040,585
    Less:
      Allowance for Loan Losses - Note 3                                1,800,070             1,638,528
                                                               -------------------   -------------------
          Net Loans                                                   140,609,897           124,402,057
Accrued Interest Receivable                                             1,306,411             1,516,250
Premises and Equipment - Note 4                                         2,445,991             2,350,181
Other Assets                                                              371,648               540,184
                                                               -------------------   -------------------
          Total Assets                                       $        194,660,727  $        194,583,075
                                                               ===================   ===================

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Deposits:
    Savings                                                  $         28,876,973  $         29,677,940
    NonInterest Bearing Demand Deposits                                16,319,483            15,334,995
    Time Deposits - Note 5                                             74,121,228            85,286,555
    Time Deposits of $100,000 or More - Note 5                         19,587,243            19,051,742
    Interest Bearing Demand Deposits                                   27,116,085            22,726,042
                                                               -------------------   -------------------
          Total Deposits                                              166,021,012           172,077,274
Other Borrowed Money - Note 13                                          3,500,000                     -
Accrued Expenses and Other Liabilities                                  2,573,649             1,418,393
                                                               -------------------   -------------------
          Total Liabilities                                           172,094,661           173,495,667
                                                               -------------------   -------------------
Shareholders' Equity:
    Common Stock - No Par Value - Note 1
    5,000,000 Shares Authorized,  2,376,000 Shares
        Issued and Outstanding - Note 1                                 1,237,500             1,237,500
    Capital Surplus                                                     1,512,500             1,512,500
    Retained Earnings                                                  19,379,602            17,933,365
    Accumulated Other Comprehensive Income                                436,464               404,043
                                                               -------------------   -------------------
          Total Shareholders' Equity                                   22,566,066            21,087,408
                                                               -------------------   -------------------
          Total Liabilities and Shareholders' Equity         $        194,660,727  $        194,583,075
                                                               ===================   ===================

The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                    CONSOLIDATED STATEMENTS OF INCOME
                                    ---------------------------------

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------
                                                                 1998                 1997                1996
                                                           -----------------    -----------------   -----------------
Interest Income:
---------------
    Interest and Fees on Loans                           $       11,402,788   $       11,040,068  $       10,282,344
    Interest and Dividends on Investment Securities
      Taxable                                                     2,207,101            2,332,995           2,367,582
      Tax-Exempt                                                    709,251              684,094             718,144
    Interest on Federal Funds Sold                                  218,590              301,606             218,589
    Interest on Deposits with Banks                                     595                  493                  78
                                                           -----------------    -----------------   -----------------
          Total Interest Income                                  14,538,325           14,359,256          13,586,737
                                                           -----------------    -----------------   -----------------

Interest Expense:
----------------
    Interest on Deposits                                          6,680,918            7,021,312           6,662,970
    Interest on Federal Funds Purchased                                  37                   43               1,912
    Other Borrowed Funds                                             12,182                    -              33,597
                                                           -----------------    -----------------   -----------------
          Total Interest Expense                                  6,693,137            7,021,355           6,698,479
                                                           -----------------    -----------------   -----------------
              Net Interest Income                                 7,845,188            7,337,901           6,888,258
    Provision for Possible Loan Losses - Note 3                     360,000            1,778,447             180,000
                                                           -----------------    -----------------   -----------------
Net Interest Income after Provision
    for Loan Loss                                                 7,485,188            5,559,454           6,708,258
                                                           --------------------------------------   -----------------

NonInterest Income:
------------------
    Service Charges on Deposit Accounts                             327,081              268,092             210,337
    Securities Gains/(Losses)                                             -               13,467              43,549
    Other Operating Income                                          119,975              103,853             111,980
                                                           -----------------    -----------------   -----------------
                                                                    447,056              385,412             365,866
                                                           -----------------    -----------------   -----------------

NonInterest Expenses:
--------------------
    Salaries and Wages                                            1,730,982            1,633,867           1,471,930
    Employee Benefits                                               676,284              612,776             582,289
    Occupancy Expense                                               251,234              267,657             259,878
    Furniture and Equipment                                         245,595              257,066             213,013
    Other Expense                                                 1,714,237            1,680,118           1,486,686
                                                           -----------------    -----------------   -----------------
                                                                  4,618,332            4,451,484           4,013,796
                                                           -----------------    -----------------   -----------------
Income - Before Federal Income Taxes                              3,313,912            1,493,382           3,060,328
------
  Federal Income Tax Expense - Note 6                               930,111              268,057             831,950
                                                           -----------------    -----------------   -----------------

Net Income                                               $        2,383,801   $        1,225,325  $        2,228,378
----------                                                 =================    =================   =================

Net Income per Share of Common Stock-Note 1              $             1.00   $             0.52  $             0.94
Average Shares Outstanding-Note 1                                 2,376,000            2,376,000           2,376,000

The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                  DEPHOS, OHIO

                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                               ACCUMULATED             TOTAL
                                                                                                  OTHER                SHARE-
                                       COMMON            CAPITAL            RETAINED          COMPREHENSIVE           HOLDERS'
                                        STOCK            SURPLUS            EARNINGS              INCOME               EQUITY
                                   ---------------   ----------------  ------------------  --------------------   -----------------

Balances, 1-1-96                 $      1,237,500  $       1,512,500 $        16,000,302 $             412,393 $        19,162,695

Comprehensive Income
    Net Income                                  -                  -           2,228,378                     -           2,228,378
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of $93,217-Note 2                           -                  -                   -              (180,950)           (180,950)
                                                                                                                  -----------------
Total Comprehensive
     Income                                                                                                              2,047,428
Cash Dividends                                  -                  -            (712,800)                    -            (712,800)

                                   ---------------   ----------------  ------------------  --------------------   -----------------
Balances, 12-31-96                      1,237,500          1,512,500          17,515,880               231,443          20,497,323

Comprehensive Income
    Net Income                                  -                  -           1,225,325                     -           1,225,325
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of $88,916-Note 2                           -                  -                   -               172,600             172,600
                                                                                                                  -----------------
Total Comprehensive
     Income                                                                                                              1,397,925
Cash Dividends                                  -                  -            (807,840)                    -            (807,840)

                                   ---------------   ----------------  ------------------  --------------------   -----------------
Balances, 12-31-97                      1,237,500          1,512,500          17,933,365               404,043          21,087,408

Comprehensive Income
    Net Income                                  -                  -           2,383,801                     -           2,383,801
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of $16,701-Note 2                           -                  -                   -                32,421              32,421
                                                                                                                  -----------------
Total Comprehensive
     Income                                                                                                              2,416,222
Cash Dividends                                  -                  -            (937,564)                    -            (937,564)

                                   ---------------   ----------------  ------------------  --------------------   -----------------
Balances, 12-31-98                      1,237,500          1,512,500          19,379,602               436,464          22,566,066
                                   ===============   ================  ==================  ====================   =================

The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                           1998                  1997                  1996
                                                                    ------------------    ------------------    ------------------
Cash Flows from Operating Activities:
------------------------------------
    Net Income                                                    $         2,383,801   $         1,225,325   $         2,228,378
    Adjustments to Reconcile Net Income to
        Net Cash from Operating Activities:
    Depreciation                                                              308,159               276,013               266,642
    Provision for Loan Loss                                                   360,000             1,778,447               180,000
    (Increase)/Decrease in Other Assets                                       378,375               (72,261)             (119,169)
    Increase in Other Liabilities                                           1,155,256               155,140                64,182
    Net Realized (Gains)/Losses on Securities
        Available for Sale                                                          -               (13,467)              (43,549)
                                                                    ------------------    ------------------    ------------------
        Net Cash Provided by Operating Activities                           4,585,591             3,349,197             2,576,484
                                                                    ------------------    ------------------    ------------------

Cash Flows from Investing Activities:
------------------------------------
    Purchases of Securities Available for Sale                                                  (10,095,596)          (14,739,458)
    Proceeds from Sales of Securities                                       6,590,234
        Available for Sale                                                                        2,006,562             6,479,031
    Proceeds from Maturities of Securities
        Available for Sale                                                                        9,416,955            12,027,945
    Proceeds from Maturities of Securities
         to be Held to Maturity                                                                           -                     -
    Net (Increase) in Customer Loans                                      (16,369,382)           (1,892,606)          (15,620,023)
    Net Loans Charged Off                                                    (198,458)           (2,127,431)              (72,713)
    Capital Expenditures                                                     (403,969)             (196,712)             (658,821)
                                                                    ------------------    ------------------    ------------------
        Net Cash Used in Investing Activities                             (10,381,575)           (2,888,828)          (12,584,039)
                                                                    ------------------    ------------------    ------------------

Cash Flows from Financing Activities:
------------------------------------
    Net Increase (Decrease)  in Deposit Accounts                           (6,056,262)            9,861,310             7,494,373
    Advances from Federal Home Loan Bank                                    4,500,000                     -                     -
    Payments on Advances from Federal Home                                 (1,000,000)
        Loan Bank                                                                                         -                     -
    Dividends Paid                                                           (937,564)             (807,840)             (712,800)
                                                                    ------------------    ------------------    ------------------
        Net Cash Provided by Financing Activities                          (3,493,826)            9,053,470             6,781,573
                                                                    ------------------    ------------------    ------------------
Net Change in Cash and Cash Equivalents                                    (9,289,810)            9,513,839            (3,225,982)
Cash and Cash Equivalents -
  Beginning of Year                                                        17,251,252             7,737,413            10,963,395
                                                                    ------------------    ------------------    ------------------
  End of Year                                                     $         7,961,442   $        17,251,252   $         7,737,413
                                                                    ==================    ==================    ==================
      Cash Paid During the Year For:
        Interest                                                  $         6,973,148   $         6,895,403   $         6,657,246
        Income Taxes                                                          818,500               362,453               828,761


The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

      On April 13, 1998, shareholders of The Commercial Bank (the "Bank") approved a Merger Agreement ("Agreement") pursuant to which ComBanc, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange which became effective on August 31, 1998, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as The Commercial Bank. Under the terms of the Agreement, each one of the existing outstanding shares of the Bank's common stock was exchanged for two of the company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same percentage of shares in the company as the Bank.

      Since substantially the only asset of the Company is the investment in the Bank, these financial statements reflect the consolidated activity for 1998 compared with the Bank only for 1997 and 1996. A reader of these financial statements should refer to The Commercial Bank 1997 Form 10K.

Nature of Operations

             The Commercial Bank operates under a State Bank Charter and provides full banking services. As a State Bank, the Bank is subject to regulation of The State of Ohio, The Federal Reserve and The Federal Deposit Insurance Corporation. The area served by The Commercial Bank is West Central Ohio and services are provided through offices in Delphos, Gomer, Elida and Lima, Ohio.

Investment Securities

             The Bank's investment securities are generally classified in two categories: Held to Maturity and Available for Sale. Securities held to maturity are those for which the Bank has the positive intent and ability to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Securities available for sale are those securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized. Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Loans and Allowance for Loan Losses

             Loans are stated at the amount of unpaid principal, reduced by an allowance for possible loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 1 - Summary of Significant Accounting Policies (continued)

             Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

             Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.

Bank Premises and Equipment

             Building and equipment are stated at cost, less accumulated depreciation, computed on the straight line and declining balance methods over the estimated useful lives. Expenditures, for betterments and renewals, which extend useful lives, are capitalized. Gains and losses on retirements and disposals are included in net income.

Income Taxes

             Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. ComBanc, Inc. files consolidated income tax return with its subsidiary.

Statement of Cash Flows

             For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits in banks and Federal Funds Sold, generally for only one day periods. All accounts have original maturities of three months or less.

Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 1 - Summary of Significant Accounting Policies (continued)

Net Income Per Share

             Net income per share of common stock has been computed on the basis of weighted-average number of shares of common stock outstanding. The 1997 and 1996 amounts have been restated to reflect the 2,376,000 shares outstanding as a result of the formation of ComBanc, Inc.


Note 2 - Investment Securities

             Carrying amounts and approximate market value of investment securities are summarized as follows:

                                                                  December 31, 1998
                                   -------------------------------------------------------------------------------
                                       Amortized            Unrealized         Unrealized             Fair
                                          Cost                Gains              Losses               Value
                                   ------------------     --------------     --------------     ------------------
Securities Available for Sale -
U.S. Treasury Securities           $       8,030,244      $      61,856      $           -      $       8,092,100
Agency Securities                          9,518,790             56,370             23,910              9,551,250
Mortgaged Backed Securities               10,625,870             65,689             48,479             10,643,080
State and Municipal Securities            12,431,425            557,689              7,906             12,981,208
Other Securities                             697,700                  -                  -                697,700
                                   ------------------     --------------     --------------     ------------------
        Total                      $      41,304,029      $     741,604      $      80,295      $      41,965,338
                                   ==================     ==============     ==============     ==================

                                                                    December 31, 1997
                                     --------------------------------------------------------------------------------
                                         Amortized            Unrealized         Unrealized              Fair
                                            Cost                Gains              Losses               Value
                                     ------------------     --------------     --------------     -------------------
Securities Available for Sale -
U.S. Treasury Securities            $      12,018,258      $      33,039      $       4,342      $       12,046,955
Agency Securities                          11,526,105             34,756              6,396              11,554,465
Mortgaged Backed Securities                11,291,605            143,411             19,198              11,415,818
State and Municipal Securities             12,419,796            444,985             14,068              12,850,713
Other Securities                              655,200                  -                  -                 655,200
                                    ------------------     --------------     --------------     -------------------
        Total                       $      47,910,964      $     656,191      $      44,004      $       48,523,151
                                    ==================     ==============     ==============     ===================

         Government and agency securities have been pledged to secure public funds on deposit in the amounts of $22,519,391 and $20,604,580 for 1998 and 1997, respectively. Included in the other securities category is Federal Home Loan Bank stock in the amount of $614,600 for 1998 and $572,100 for 1997 and Federal Reserve Bank stock of $82,500 for both years. Although classified as available for sale, the ownership of these stocks is restricted and lacks a market. Accordingly, both amortized cost and fair value are considered to be purchase cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 2 - Investment Securities - (continued)

         The scheduled maturities of securities at December 31, 1998 were as follows:

                                                 Securities Available
                                                       for Sale
                                      ------------------------------------------
                                          Amortized                 Fair
                                             Cost                   Value
                                      ------------------     -------------------
Due in one year or less               $      10,082,598      $       10,151,506
Due from 1 - 5 years                         12,963,062              13,276,106
Due from 6 - 10 years                        14,439,402              14,696,921
Due > 10 years                                3,818,967               3,840,805
                                      ------------------     -------------------
        Total                         $      41,304,029      $       41,965,338
                                      ==================     ===================

Note 3 - Allowance for Loan Losses

             Changes in the allowance for loan losses were as follows:


                                                                  Years Ended December 31,
                                                 -----------------------------------------------------------
                                                       1998                 1997                 1996
                                                 -----------------    -----------------    -----------------
Balance, Beginning of Year                       $      1,638,528     $      1,987,512     $      1,880,225
    Provision Charged to Operations                      360,000             1,778,447              180,000
    Loans Charged Off                                    (222,232)          (2,157,209)            (101,466)
    Recoveries                                             23,774               29,778               28,753
                                                 -----------------    -----------------    -----------------
Balance, End of Year                             $      1,800,070     $      1,638,528     $      1,987,512
                                                 =================    =================    =================



             Impairment of loans having recorded investments of $894,347, $1,243,961, and $2,858,830 at December 31, 1998, 1997, and 1996 has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. No specific allocation of the allowance for loan losses has been made for these loans. Interest income on impaired loans of $17,948, $16,277 and $-0- was recognized for cash payments received in 1998, 1997, and 1996, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

             Loans on which the accrual of interest at December 31, 1998 and 1997 has been discontinued amounted to $805,155 and $981,730. Interest income on these loans is recorded only when received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 4 - Bank Premises and Equipment

             Major classifications of these assets are summarized as follows:

                                                        1998                 1997
                                                  -----------------    ----------------
Land and Improvements                             $        409,551     $       290,010
Buildings                                                2,674,085           2,674,384
Equipment                                                1,853,389           1,569,076
                                                  -----------------    ----------------
        Total Cost                                       4,937,025           4,533,470
Accumulated Depreciation                                (2,491,033)         (2,183,289)
                                                  -----------------    ----------------
        Net Premises and Equipment                $      2,445,992     $     2,350,181
                                                  =================    ================

Note 5 - Deposits

             Time deposits maturing in years ending December 31, as of December 31, 1998:

1999                                  $       70,521,227
2000                                          17,769,374
2001                                           1,636,717
2002                                           1,126,693
2003 and thereafter                            2,654,460
                                      -------------------
      Total                           $       93,708,471
                                      ===================


Note 6 - Income Taxes

             Income taxes in the statement of income are as follows:

                                          1998                 1997                 1996
                                    -----------------    -----------------    -----------------
Federal Income Tax -
    Currently Payable               $        910,203     $        193,639     $        868,428
    Deferred                                  19,908               74,418              (36,478)
                                    -----------------    -----------------    -----------------
        Net                         $        930,111     $        268,057     $        831,950
                                    =================    =================    =================



             Accumulated deferred income taxes of $262,096 and $282,004 for 1998 and 1997, respectively represent the tax effect of the cumulative excess of provision for loan losses over the deduction for federal income tax purposes, and the tax effect of the net change in unrealized appreciation on securities available for sale. The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 6 - Income Taxes (continued)

                                                1998           1997          1996
                                             ----------     ----------    ----------
Statutory Federal Income Tax Rate                 34.0%          34.0%         34.0%
Effect on Rate of -
    Tax Exempt Securities Income                  (7.9)         (18.4)         (7.9)
    Non-deductible Interest Expense                2.0            2.4           1.1
                                             ----------     ----------    ----------
Effective Tax Rate                                28.1%          18.0%         27.2%
                                             ==========     ==========    ==========



Note 7- Pension Plan

         The Bank has a non-contributory money purchase profit sharing plan covering substantially all employees who have met certain eligibility requirements. The amount of the contribution is determined annually by the Board of Directors. The amount charged to operations was $252,658 in 1998, $216,845 in 1997, and $204,496 in 1996.

Note 8 - Related Party Transactions

         The Bank has entered into transactions with its directors and executive officers (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $1,505,611 and $1,332,160.

Note 9 - Financial Instruments with Off-Balance-Sheet Risk

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         At December 31, 1998, the Bank had commitments to customers for $630,000 of standby letters of credit and $12,040,975 of loan commitments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 9 -  Financial Instruments with Off-Balance-Sheet Risk (continued)

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty.

Note 10 - Concentration of Credit

          Substantially all of the Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank's market area. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Note 11 - Commitments and Contingent Liabilities

          The Bank is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

Note 12 - Fair Value of Financial Instruments

          In December 1991, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosures about Fair Value of Financial Instruments' which requires disclosure of fair value information about both on and off-balance-sheet financial instruments for which it is practicable to estimate that value, effective for the 1995 financial statements. For many of the Bank's financial instruments, however, an available trading market does not exist; therefore, significant estimations and present value calculations were used to determine fair values as described below. Changes in estimates and assumptions could have a significant impact on these fair values.

          Cash and Cash Equivalents - For cash and due from banks and federal funds sold, the carrying value is a reasonable estimate of fair value.

          Investment Securities - Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          Loans - The fair values for loans are estimated by discounting the future cash flows using current rates being offered for loans of similar terms to borrowers of similar credit quality.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 12 - Fair Value of Financial Instruments - (continued)

       Deposit Liabilities - The fair values of non-interest bearing deposits, savings, NOW and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date. The carrying value of variable rate, fixed-term time deposits and certificates of deposit approximate their fair values. For fixed-rate certificates of deposit, fair values are estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.

         Other Borrowed Money - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         The following table summarizes the estimated fair values of the Bank's financial instruments at December 31, 1998 and 1997:

                                                 1998                1998                   1997                  1997
                                               Carrying              Fair                 Carrying                Fair
                                                Amount               Value                 Amount                 Value
                                          ------------------   -------------------   -------------------   -------------------
Financial Assets -
    Cash and Cash Equivalents             $         7,961,442  $          7,961,442  $         17,251,252  $         17,251,252
    Investment Securities                          41,965,338            41,965,338            48,523,151            48,523,151
    Net Loans                                     140,609,897           147,272,000           124,402,057           114,765,687

Financial Liabilities -
    Deposits                                      166,021,012           167,314,000           172,077,274           172,378,454
    Other Borrowed Money                            3,500,000             3,500,000                     -                     -

Note 13 - Federal Home Loan Bank Line of Credit

          The Bank is a member of the Federal Home Loan Bank (FHLB) and at December 31, 1998, and December 31, 1997, respectively, had a line of credit in the amount of $25,000,000 and $8,700,000. Outstanding borrowings at December 31, 1998 amounted to $3,500,000. There were no outstanding borrowings as of December 31, 1997. Any borrowings under this type of line will be secured by FHLB stock and mortgages owned by the Bank totaling 150% of the outstanding borrowings. The bank has the option of selecting from both variable and fixed rate loan products.

Note 14 - Regulatory Matters

          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


Note 14 - Regulatory Matters - (continued)

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1998, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain certain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

          The Bank's actual and required amounts and ratios are as follows (dollars in thousands):

                                                                                                               To Be Well
                                                                                                             Capitalized Under
                                                                               For Capital                 the Prompt Corrective
                                                    Actual                  Adequacy Purposes                 Action Provision
                                          --------------------------     -------------------------     -----------------------------
                                             Amount         Ratio           Amount         Ratio          Amount           Ratio
                                          -------------   ----------     --------------   --------     -------------    ------------
As of December 31, 1998
    Total Risk-Based Capital
        (to Risk-Weighted Assets)
     Consolidated                       $       23,724        18.1%    $    >10,460        >8.0%     $   >13,075          >10.0%
                                                                            -              -             -                -
     Commercial Bank                            22,717        17.5%         >10,407        >8.0%         >13,008          >10.0%
                                                                            -              -             -                -
    Tier I Capital
        (to Risk-Weighted Assets)
     Consolidated                               22,088        16.9%         >5,230         >4.0%          >7,845          > 6.0%
                                                                            -              -              -               -
     Commercial Bank                            14,059        10.8%         >5,203         >4.0%          >7,805          > 6.0%
                                                                            -              -              -               -
    Tier I Capital
        (to Averaged Assets)
     Consolidated                               22,088        11.4%         >7,734         >4.0%          >9,668          > 5.0%
                                                                            -              -              -               -
     Commercial Bank                            14,059         7.3%         >7,736         >4.0%          >9,670          > 5.0%
                                                                            -              -              -               -
As of December 31, 1997
    Total Risk-Based Capital
        (to Risk-Weighted Assets)       $       22,202        18.3%    $    >9,710         >8.0%     $   >12,138          >10.0%
                                                                            -              -             -                -
    Tier I Capital
        (to Risk-Weighted Assets)               20,683        17.0%         >4,855         >4.0%         > 7,283          > 6.0%
                                                                            -              -             -                -
    Tier I Capital
        (to Averaged Assets)                    20,683        12.1%         >6,861         >4.0%         > 8,576          > 5.0%
                                                                            -              -             -                -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

Note 15-Parent Company Financial Statements

The condensed financial statements of ComBanc, Inc., prepared on a parent company unconsolidated basis, are presented as follows:

                          PARENT COMPANY BALANCE SHEET

                                                        December 31,
                                                           1998
                                                        ------------
ASSETS
Cash and Due from Banks                                 $    12,000
Investments In and Receivables Due From Subsidiary       22,512,000
Intangible Assets                                            42,000
                                                        -----------
          Total Assets                                  $22,566,000
                                                        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Equity Capital:
   Common Stock                                         $ 1,237,000
   Capital Surplus                                        1,513,000
   Retained Earnings                                     19,380,000
   Accumulated Other Comprehensive Income                   436,000
                                                        -----------
          Total Equity Capital                           22,566,000
                                                        -----------
          Total Liabilities and Equity Capital          $22,566,000
                                                        ===========

                         PARENT COMPANY INCOME STATEMENT

                                                        For the Year
                                                            Ended
                                                        December 31,
                                                            1998
                                                        ------------
Operating Expense:
  Interest Expense                                      $     1,000
  Other Expense                                              45,000
                                                        -----------
          Total Operating Expense                            46,000

Income (Loss) - Before Federal Income Taxes                 (46,000)
 Federal Income Tax Expense                                 (16,000)
                                                        -----------
Income (Loss) Before Undistributed Income of
  Subsidiary                                                (30,000)
Equity in Undistributed Income (Losses) of Bank
  Subsidiary                                                892,000
                                                        -----------
Net Income                                              $   862,000
                                                        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


                     PARENT COMPANY STATEMENT OF CASH FLOWS





                                                                              For the Year Ended
                                                                                 December 31,
                                                                                     1998
                                                                             --------------------
Cash Flows from Operating Activities:
   Net Income                                                                     $   862,000
   Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
   Equity in Undistributed (Earnings) Losses of Subsidiaries                         (892,000)
   (Increase) Decrease in Other Assets                                             (8,058,000)
                                                                                  -----------
          Total Adjustments                                                        (8,950,000)
                                                                                  -----------
          Net Cash Provided by Operating Activities                                (8,088,000)
                                                                                  -----------

Cash Flows from Investing Activities:
   Investments In and Advances to Subsidiaries                                      8,635,000
                                                                                  -----------
        Net Cash Used in Investing Activities                                       8,635,000
                                                                                  -----------

Cash Flows from Financing Activities:
   Proceeds from Purchased Funds and Other Short-Term Borrowings                       45,000
   Repayments of Purchased Funds and Other Short-Term Borrowings                      (45,000)
   Dividends Paid                                                                    (535,000)
                                                                                  -----------
        Net Cash Provided by Financing Activities                                    (535,000)
                                                                                  -----------
Net Change in Cash and Cash Equivalents                                                12,000
Cash and Cash Equivalents
                                                                                  ===========
  End of Year                                                                     $    12,000
                                                                                  ===========

 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the non-director, executive officers of the Company and the Bank. The information required by this item with respect to directors is incorporated herein by reference to the information under the heading "Election of Directors" in the definitive proxy statement of the Company.

EXECUTIVE OFFICERS

Name                                      Principal
                                          Occupation

Rebecca L. Minnig (42)                    1989 - V.P., Cashier, and
                                          Security Officer
                                          1992 - Senior V.P. Operations
                                          1998 - Senior V.P. Operations and
                                          Corporate Secretary

James W. Vincent (40)                     1992 - Senior V.P. Loans
                                          1995 - Senior V.P. Loans
                                          and Corporate Secretary
                                          1998 - Senior V.P. Commercial Loans

Kathleen A. Miller (38)                   1990 - Controller
                                          1997 - Vice President, CFO and
                                          Systems Manager

ITEM 11 - EXECUTIVE COMPENSATION

Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from the caption entitled "Executive Compensation and Other Information" in the Company's definitive Proxy Statement, provided that the subsections entitled "Personnel Committee Report on Executive Compensation" and "ComBanc Performance" shall not be deemed to be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to Instruction G, the information required by this item is incorporated by reference herein from the caption "Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Instruction G, the information required by this item is incorporated by reference from the caption entitled "Additional Information on Management" contained in the Company's definitive Proxy Statement.

                                     PART IV


ITEM  14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) (1) Financial Statements. For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Consolidated Financial Statements" in Item 8. Financial Statements and Supplementary Data at page 26.

                  (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                  (3) Exhibits. Exhibits filed with this annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page
                  46.

           (b) Reports on Form 8-K There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

           (c) Exhibits. Exhibits filed with this Annual Report on Form 10-K are attached hereto. See. "Exhibit Index" at page 46.

           (d)    Financial Statement Schedules
                  None

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ComBanc, Inc.

                                               /s/  Paul G. Wreede

Date:        February 26, 1999                 By:  Paul G. Wreede, President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                 Date              Capacity


Paul G. Wreede                             President and Director
/s/Paul G. Wreede

Ronald R. Elwer                            Executive Vice President and Director
/s/Ronald R. Elwer

Elmer J. Helmkamp                          Chairman and Director


Kathleen A. Miller                         Vice President and CFO
/s/Kathleen A. Miller

Gary A. DeWyer                             Director
/s/Gary A. DeWyer

Richard R. Thompson                        Director
/s/Richard R. Thompson

Dwain I. Metzger                           Director
/s/Dwain I. Metzger

C. Stanley Strayer                         Director




Date:        February 26, 1999

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1998



                                  EXHIBIT INDEX


         The Exhibits listed below are filed herewith or incorporated by reference to other filings.

Exhibit No.                     Description                                                   Page No.
-----------                     -----------                                                   --------
     3.1                   Amended and Restated Certificate of Incorporation                      47
                           of the Company.

     3.2                   Bylaws of the Company                                                  48

     21.1                  Subsidiaries of the Company                                            58

     23.1                  Consent of Independent Auditors                                        59

     27                    Financial Data Schedule                                                60