Form 10-Q
period 1999-03-31
COMBANC INC
filed 1999-05-12
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                               -------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from                 to
                              --------------------------------------------------


                          COMBANC, INC. AND SUBSIDIARY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  34-1853493
--------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)


   230 E. Second St., P. O. Box 429, Delphos, Ohio                  45833
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,376,000 shares of the Bank's common stock (no par value) were outstanding as of March 31, 1999.



                               Page 1 of 11 Pages

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 1999 FORM 10-Q

                                TABLE OF CONTENTS




                                                                                 Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements
                  Statement of Income
                     Three Months Ended March 31, 1999 and 1998                    3

                  Balance Sheet
                     At March 31, 1999 and December 31, 1998                       4

                  Statement of Cash Flows
                     Three Months Ended March 31, 1999 and 1998                    5

Notes to Consolidated Financial Statements                                         6

        In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.
        The financial statements included in this Form 10-Q should be read with reference to the ComBanc Inc. 1998 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                7


PART II.      OTHER INFORMATION

Item 1. Legal Proceedings                                                         10

Item 6. Exhibits and Reports on Form 8-K                                          10

SIGNATURES                                                                        11

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                               STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)


                                                                                      For the 1st Quarter
                                                                                        Ended March 31,
                                                                                      -------------------
                                                                                                                  Increase
                                                                                      1999          1998          (Decrease)
                                                                                     ------        ------         ----------
                                                                                          (see notes)
Interest Income:
    Interest and Fees on Loans                                                      $   3,006     $   2,718     $     288
    Interest and Dividends on Investments -
        Taxable                                                                           415           597          (182)
        Tax-Exempt                                                                        167           176            (9)
        Equity Securities                                                                  11            10             1
    Interest on Federal Funds Sold                                                          9            66           (57)
    Interest on Balances due from Depository Institutions                                   8            --             8
                                                                                    ---------     ---------     ---------
            Total Interest Income                                                       3,616         3,567            49
                                                                                    ---------     ---------     ---------
Interest Expense:
    Interest on Deposits                                                                1,572         1,688          (116)
    Interest on Borrowed Funds                                                             63            --            63
                                                                                    ---------     ---------     ---------
            Total Interest Expense                                                      1,635         1,688           (53)
                                                                                    ---------     ---------     ---------
            Net Interest Income                                                         1,981         1,879           102
    Provision for Loan Losses                                                              90            90            --
                                                                                    ---------     ---------     ---------
Net Interest Income after Provision for
    Loan Losses                                                                         1,891         1,789           102
                                                                                    ---------     ---------     ---------
Other Income:
    Service Charges on Deposit Accounts                                                    81            74             7
    Securities Gains                                                                       --            --            --
    Other Operating Income                                                                 23            17             6
                                                                                    ---------     ---------     ---------
            Total Other Income                                                            104            91            13
                                                                                    ---------     ---------     ---------
Other Expenses:
    Salaries and Employee Benefits                                                        719           613           106
    Net Occupancy                                                                         139           117            22
    Other Operating Expenses                                                              432           429             3
                                                                                    ---------     ---------     ---------
            Total Other Expenses                                                        1,290         1,159           131
                                                                                    ---------     ---------     ---------
Income - before Federal Income Taxes                                                      705           721           (16)
    Applicable Federal Income Taxes                                                       212           195            17
                                                                                    ---------     ---------     ---------
Net Income                                                                          $     493     $     526     $     (33)
                                                                                    =========     =========     =========
Earnings Per Share                                                                  $    0.21     $    0.22     $   (0.01)
Cash Dividends Per Share                                                            $   0.100     $   0.085     $   0.015


                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------


                                  BALANCE SHEET
                                  -------------
                       ($ in thousands, except par value)
                                   (unaudited)



                                                                      March 31         December 31,
ASSETS                                                                  1999              1998
------                                                                --------         ------------
                                                                            (see notes)
Cash and Due from Banks                                               $    3,446         $    5,254
Federal Funds Sold                                                           104              2,708
Investment Securities -
    Available for Sale                                                    41,576             41,965
Loans                                                                    148,019            142,410
Allowance for Loan Losses                                                 (1,836)            (1,800)
                                                                      ----------         ----------
        Net Loans                                                        146,183            140,610
Premises and Equipment                                                     2,384              2,446
Other Assets                                                               1,969              1,678
                                                                      ----------         ----------

        Total Assets                                                  $  195,662         $  194,661
                                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits -
    Noninterest Bearing                                               $   13,120         $   16,319
    Interest Bearing                                                     150,807            149,702
                                                                      ----------         ----------
        Total Deposits                                                   163,927            166,021
Other Liabilities                                                          4,124              2,574
Other Borrowed Money                                                       4,880              3,500
                                                                      ----------         ----------
        Total Liabilities                                                172,931            172,095
                                                                      ----------         ----------

Shareholders' Equity -
    Common Stock - No Par Value
    2,376,000 Shares  Issued
        and Outstanding                                                    1,237              1,237
    Capital Surplus                                                        1,513              1,513
    Retained Earnings                                                     19,636             19,380
    Accumulated Other Comprehensive Income                                   345                436
                                                                      ----------         ----------
        Total Shareholders' Equity                                        22,731             22,566
                                                                      ----------         ----------
        Total Liabilities and Shareholders' Equity                    $  195,662         $  194,661
                                                                      ==========         ==========


                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                 -------------


                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                           --------------------
                                                                                          1999              1998
                                                                                         ------            ------
Cash Flows from Operating Activities:
    Net Income                                                                          $    493         $    526
    Adjustments to Reconcile Net Income to
            Net Cash from Operating Activities -
        Depreciation                                                                          68               69
        Provision for Loan Loss                                                               90               90
        (Increase)/Decrease in Other Assets                                                 (291)            (128)
        Increase/(Decrease) in Other Liabilities                                           1,550              (34)
        Net Realized Gains on Securities Available for Sale                                   --               --
                                                                                        --------         --------
            Net Cash Provided by Operating Activities                                      1,910              523
                                                                                        --------         --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale                                            (4,609)          (7,717)
    Proceeds from Sales of Securities Available for Sale                                      --               --
    Proceeds from Maturities of Securities
        Available for Sale                                                                 4,907            3,282
    Net (Increase)/Decrease in Customer Loans                                             (5,609)             607
    Net Loans Charged Off                                                                    (54)             (53)
    Capital Expenditures                                                                      (6)             (37)
                                                                                        --------         --------
            Net Cash Used in Investing Activities                                         (5,371)          (3,918)
                                                                                        --------         --------

Cash Flows from Financing Activities:
    Net Increase/(Decrease) in Deposit Accounts                                           (2,094)          (8,173)
    Proceeds from Borrowing                                                                1,380               --
    Dividends Paid                                                                          (237)            (202)
                                                                                        --------         --------
            Net Cash Provided by Financing Activities                                       (951)          (8,375)
                                                                                        --------         --------
Net Change in Cash and Cash Equivalents                                                   (4,412)         (11,770)
Cash and Cash Equivalents -
    Beginning of Year                                                                      7,962           17,251
                                                                                        --------         --------
    End of Period                                                                       $  3,550         $  5,481
                                                                                        ========         ========

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


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

         Since the only asset of ComBanc is the investment in the Commercial Bank, these financial statements reflect the consolidated activity for 1999 compared with the Bank only for 1998. A reader of these financial statements should refer to the ComBanc Inc. 1998 Form 10K.

Note 2, Earnings for Share

         Earning per share on the 1998 income statements have been restated to reflect the total outstanding shares as of the August 31, 1998 formation of ComBanc, Inc.

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

CURRENT YEAR FIRST QUARTER VERSUS PRIOR YEAR FIRST QUARTER

        Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The Bank's net interest income increased 5%, to $1,981,000 for the quarter ended March 31, 1999 from $1,879,000 for the first quarter of 1998. These increases were due principally to the widening of the yield/cost spread due to a slower increase in the cost of deposits compared to the increase in earning asset yields during 1999 over that spread in 1998 and the increase in earning assets.

        The provision for loan loss remained at $90,000, for the first quarter 1999 and 1998, respectively.

        Non-interest income for the three months ended March 31, 1999 increased 14% to $104,000 from $91,000 in the first quarter of 1998. These increases were largely attributable to an increase in fee income such as service charges on deposit accounts.

        Non-interest expense for the quarter increased 11%, to $1,290,000 from $1,159,000 the previous year. Salaries and fringe benefits, occupancy and other operating expenses all increased during the quarter ended March 31, 1999.

        Federal income taxes increased $17,000 for the quarter, to $212,000 from $195,000 for the previous year. This increase was due to parent company franchise tax included in total income tax for quarter ended March 31, 1999.

        Earnings per share decreased 4% to $.21 from $.22 for the quarter. Per share earnings are computed based on 2,376,000 common shares outstanding.

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

        Based on the respective regulatory capital ratios at March 31, 1999, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.


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

        Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 1999 the Bank's liquid assets amounted to $45,126,000, or 23% of total assets compared with 26% at December 31, 1998.

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

        At March 31, 1999, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

        Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

        (b) Form 8-K was filed during the quarter ended September 30, 1998, to reflect the formation of ComBanc, Inc. the parent company of The Commercial Bank.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMBANC, INC.


Date:            May 10, 1999                /S/ Paul G. Wreede
                                             ----------------------------
                                             Paul G. Wreede
                                             President, CEO, and Director



Date:            May 10, 1999                /S/ Kathleen A. Miller
                                             ----------------------------
                                             Kathleen A. Miller
                                             Senior Vice President & CFO

                                 Exhibit Index
                                 -------------





Exhibit No.                   Description
-----------                   -----------


    27                        Financial Data Schedule