Form 10-Q
period 1999-06-30
COMBANC INC
filed 1999-08-12
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition period from                           to
                              ---------------------------  --------------------

                          COMBANC, INC. AND SUBSIDIARY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          34-1853493
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


230 E. Second St., P. O. Box 429, Delphos, Ohio                45833
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)


                                 (419) 695-1055
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             --------    --------
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,374,466 shares of the Bank's common stock (no par value) were outstanding as of June 30, 1999.


                                 1 of 12 Pages

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 1999 FORM 10-Q

                                TABLE OF CONTENTS


                                                                         Page

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Statement of Income
                     Three Months Ended June 30, 1999 and 1998              3
                     Six Months Ended June 30, 1999 and 1998                4

                  Balance Sheet
                     At June 30, 1999 and December 31, 1998                 5

                  Statement of Cash Flows
                     Six Months Ended June 30, 1999 and 1998                6

Notes to Consolidated Financial Statements                                  7


     In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.
     The financial statements included in this Form 10-Q should be read with reference to the ComBanc Inc. 1998 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8


PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                                  11

Item 6. Exhibits and Reports on Form 8-K                                   11

SIGNATURES                                                                 12

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                   ----------


                               STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                                                          For the 2nd Quarter
                                                                                             Ended June 30
                                                                                      --------------------------

                                                                                                                      Increase
                                                                                        1999            1998         (Decrease)
                                                                                      ----------      ----------   ------------
                                                                                            (see notes)
Interest Income:
    Interest and Fees on Loans                                                         $3,142           $2,778           $  364
    Interest and Dividends on Investments -
        Taxable                                                                           450              556             (106)
        Tax-Exempt                                                                        168              178              (10)
        Equity Securities                                                                  13               11                2
    Interest on Federal Funds Sold                                                         11               45              (34)
    Interest on Balances due from Depository Institutions                                   3               --                3
                                                                                       ------           ------           ------
            Total Interest Income                                                       3,787            3,568              219
                                                                                       ------           ------           ------
Interest Expense:
    Interest on Deposits                                                                1,614            1,676              (62)
    Interest on Borrowed Funds                                                             66               --               66
                                                                                       ------           ------           ------
            Total Interest Expense                                                      1,680            1,676                4
                                                                                       ------           ------           ------
            Net Interest Income                                                         2,107            1,892              215
       Provision for Loan Losses                                                           90               90                -
                                                                                       ------           ------           ------
  Net Interest Income after Provision for
    Loan Losses                                                                         2,017            1,802              215
                                                                                       ------           ------           ------
  Other Income:
    Service Charges on Deposit Accounts                                                    87               77               10
    Securities Gains                                                                       --               --               --
    Other Operating Income                                                                 40               38                2
                                                                                       ------           ------           ------
      Total Other Income                                                                  127              115               12
                                                                                       ------           ------           ------
  Other Expenses:
    Salaries and Employee Benefits                                                        664              584               80
    Net Occupancy                                                                         130              112               18
    Other Operating Expenses                                                              448              371               77
                                                                                       ------           ------           ------
            Total Other Expenses                                                        1,242            1,067              175
                                                                                       ------           ------           ------
Income - before Federal Income Taxes                                                      902              850               52

    Applicable Federal Income Taxes                                                       248              236               12
                                                                                       ------           ------           ------
Net Income                                                                             $  654           $  614           $   40
                                                                                       ======           ======           ======
Earnings Per Share                                                                     $ 0.28           $ 0.26           $ 0.02
Cash Dividends Per Share                                                               $0.100           $0.085           $0.015

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                  -----------



                               STATEMENT OF INCOME
                    ($ in thousands, except per share data)
                                   (unaudited)

                                                                                      For the Six Months
                                                                                        Ended June 30
                                                                                   ------------------------

                                                                                                                     Increase
                                                                                      1999          1998            (Decrease)
                                                                                   ----------    ----------         ----------
                                                                                           (see notes)
Interest Income:
    Interest and Fees on Loans                                                       $6,148           $5,496           $  652
    Interest and Dividends on Investments -
        Taxable                                                                         865            1,153             (288)
        Tax-Exempt                                                                      335              354              (19)
        Equity Securities                                                                24               21                3
    Interest on Federal Funds Sold                                                       20              111              (91)
    Interest on Balances due from Depository Institutions                                11               --               11
                                                                                     ------           ------           ------
            Total Interest Income                                                     7,403            7,135              268
                                                                                     ------           ------           ------
Interest Expense:
    Interest on Deposits                                                              3,186            3,364             (178)
    Interest on Borrowed Funds                                                          129               --              129
                                                                                     ------           ------           ------
            Total Interest Expense                                                    3,315            3,364              (49)
                                                                                     ------           ------           ------
            Net Interest Income                                                       4,088            3,771              317
    Provision for Loan Losses                                                           180              180               --
                                                                                     ------           ------           ------
Net Interest Income after Provision for
    Loan Losses                                                                       3,908            3,591              317
                                                                                     ------           ------           ------
Other Income:
    Service Charges on Deposit Accounts                                                 168              151               17
    Securities Gains                                                                     --               --               --
    Other Operating Income                                                               63               55                8
                                                                                     ------           ------           ------
            Total Other Income                                                          231              206               25
                                                                                     ------           ------           ------
Other Expenses:
    Salaries and Employee Benefits                                                    1,383            1,197              186
    Net Occupancy                                                                       269              229               40
    Other Operating Expenses                                                            880              800               80
                                                                                     ------           ------           ------
            Total Other Expenses                                                      2,532            2,226              306
                                                                                     ------           ------           ------
Income - before Federal Income Taxes                                                  1,607            1,571               36
    Applicable Federal Income Taxes                                                     460              431               29
                                                                                     ------           ------           ------
Net Income                                                                           $1,147           $1,140           $    7
                                                                                     ======           ======           ======
Earnings Per Share                                                                   $ 0.48           $ 0.48           $   --
Cash Dividends Per Share                                                             $0.200           $0.170           $0.030

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                  -----------



                                  BALANCE SHEET
                       ($ in thousands, except par value)
                                   (unaudited)

                           ASSETS                         June 30,  December 31,
                           ------                           1999        1998
                                                         ---------- -----------
                                                               (see notes)
Cash and Due from Banks                                  $   4,126    $   5,254
Federal Funds Sold                                             956        2,708
Investment Securities -
    Available for Sale                                      43,567       41,965
Loans                                                      155,201      142,410
Allowance for Loan Losses                                   (1,890)      (1,800)
                                                         ---------    ---------

        Net Loans                                          153,311      140,610
Premises and Equipment                                       2,396        2,446
Other Assets                                                 2,372        1,678
                                                         ---------    ---------

        Total Assets                                     $ 206,728    $ 194,661
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits -
    Noninterest Bearing                                  $  13,888    $  16,319
    Interest Bearing                                       152,959      149,702
                                                         ---------    ---------

        Total Deposits                                     166,847      166,021
Other Liabilities                                            2,875        2,574
Other Borrowed Money                                        14,352        3,500
                                                         ---------    ---------

        Total Liabilities                                  184,074      172,095
                                                         ---------    ---------

Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 Issued
    2,374,466 Outstanding                                    1,237        1,237
    Capital Surplus                                          1,513        1,513
    Retained Earnings                                       20,052       19,380
    Accumulated Other Comprehensive Income                    (113)         436
    Treasury Stock - 1,534 Shares                              (35)          --
                                                         ---------    ---------

        Total Shareholders' Equity                          22,654       22,566
                                                         ---------    ---------

        Total Liabilities and Shareholders' Equity       $ 206,728    $ 194,661
                                                         =========    =========

                              THE COMMERCIAL BANK
                                 DELPHOS, OHIO

                                 -------------



                             STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                    For the Six Months
                                                                                                       Ended June 30,
                                                                                              -----------------------------

                                                                                                 1999              1998
                                                                                              ------------     ------------
Cash Flows from Operating Activities:
    Net Income                                                                               $  1,147              $  1,140
    Adjustments to Reconcile Net Income to
            Net Cash from Operating Activities -
        Depreciation                                                                              137                   138
        Provision for Loan Loss                                                                   180                   180
        (Increase)/Decrease in Other Assets                                                      (694)                  137
        Increase/(Decrease) in Other Liabilities                                                  301                 1,225
        Net Realized Gains on Securities Available for Sale                                        --                    --
                                                                                             --------              --------

            Net Cash Provided by Operating Activities                                           1,071                 2,820
                                                                                             --------              --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale                                                (11,169)               (7,730)
    Proceeds from Sales of Securities Available for Sale                                           --                    --
    Proceeds from Maturities of Securities
        Available for Sale                                                                      8,983                 6,788
    Net (Increase)/Decrease in Customer Loans                                                 (12,791)               (2,613)
    Net Loans Charged Off                                                                         (90)                  (79)
    Capital Expenditures                                                                          (87)                 (140)
                                                                                             --------              --------
            Net Cash Used in Investing Activities                                             (15,154)               (3,774)
                                                                                             --------              --------

Cash Flows from Financing Activities:
    Net Increase/(Decrease) in Deposit Accounts                                                   826                (4,556)
    Proceeds from Borrowing                                                                    10,852                  --
    Dividends Paid                                                                               (475)                 (404)
                                                                                             --------              --------
            Net Cash Provided by Financing Activities                                          11,203                (4,960)
                                                                                             --------              --------
Net Change in Cash and Cash Equivalents                                                        (2,880)               (5,914)
Cash and Cash Equivalents -
    Beginning of Year                                                                           7,962                17,251
                                                                                             --------              --------
    End of Period                                                                            $  5,082              $ 11,337
                                                                                             ========              ========

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


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

Note 2, Earnings per Share

         Earnings per share on the 1998 income statements have been restated to reflect the total outstanding shares as of the August 31, 1998 formation of ComBanc, Inc. Both basic and diluted earnings per share are computed based on the weighted-average number of shares outstanding.

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

CURRENT YEAR SECOND QUARTER VERSUS PRIOR YEAR SECOND QUARTER

        Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The Bank's net interest income increased 11%, to $2,107,000 for the quarter ended June 30, 1999 from $1,892,000 for the second quarter of 1998. The Bank's net interest income increased 8% to $4,088,000 for the six months ended June 30, 1999 from $3,771,000 for the six months ended June 30, 1998. These increases were due principally to the widening of the yield/cost spread due to a slower increase in the cost of deposits compared to the increase in earning asset yields during 1999 over that spread in 1998 and the increase in earning assets.

        The provision for loan loss remained at $90,000, for the second quarter 1999 and 1998, and remained at $180,000 for the six months ended June 30, 1999 and 1998, respectively.

        Non-interest income for the three months ended June 30, 1999 increased 10% to $127,000 from $115,000 in the second quarter of 1998. Non-interest income increased 12%, to $231,000 from $206,000 for the six months ended June 30, 1999. These increases were largely attributable to an increase in fee income such as service charges on deposit accounts.

        Non-interest expense for the quarter increased 16%, to $1,242,000 from $1,067,000 the previous year. Non-interest expense for the six months ended June 30, 1999 increased 14%, to $2,532,000 from $2,226,000. Salaries and fringe benefits increased 14% for the quarter ended June 30, 1999 and 16% for the six months ended June 30, 1999.

        Federal income taxes increased $12,000 for the quarter, to $248,000 from $236,000 for the previous year. Federal income taxes increased $29,000 to $460,000 from $431,000 for the six months ended June 30, 1999. These increases were due to an overall increase in net income.

        Earnings per share increased 8% to $.28 from $.26 for the quarter. Earnings per share remained at .48 for the six months ended June 30, 1999 and 1998. Per share earnings are computed based on 2,374,786 weighted-average number of shares outstanding for the second quarter 1999, 2,375,390 shares outstanding for the six months ended June 30, 1999, and 2,376,000 shares outstanding for both periods ending in 1998.

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

        Based on the respective regulatory capital ratios at June 30, 1999, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.


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

        Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At June 30, 1999 the Bank's liquid assets amounted to $48,649,000, or 24% of total assets compared with 26% at December 31, 1998.

        Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                  ------------



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

                                  ------------




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

        At June 30, 1999, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

        Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

        (b) There were no reports on 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMBANC, INC.

                                             /s/ Paul G. Wreede
Date:              August 11, 1999           ----------------------------------
                                             Paul G. Wreede
                                             President, CEO, and Director


                                             /s/ Kathleen A. Miller
Date:              August 11, 1999           ----------------------------------
                                             Kathleen A. Miller
                                             Senior Vice President & CFO

                                 Exhibit Index
                                 -------------

Exhibit No.                     Description
----------                      -----------
   27                           Financial Data Schedule