Form 10-Q
period 1999-09-30
COMBANC INC
filed 1999-11-10
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to
                               --------------------    -------------------------

                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                       34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


230 E. Second St., P. O. Box 429, Delphos, Ohio           45833
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,363,300 shares of the Bank's common stock (no par value) were outstanding as of October 30, 1999.


                               Page 1 of 13 Pages

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 1999 FORM 10-Q

                                TABLE OF CONTENTS

                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Statement of Income
                     Three Months Ended September 30, 1999 and 1998              3
                      Nine Months Ended September 30, 1999 and 1998              4

                  Balance Sheet
                     At September 30, 1999 and December 31, 1998                 5

                  Statement of Cash Flows
                     Nine Months Ended September 30, 1999 and 1998               6

Notes to Consolidated Financial Statements                                       7


         In the opinion of management, all material adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been made. All such adjustments were of a normal recurring nature. The results of operations for the three months and the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year or any other interim period.
        The financial statements included in this Form 10-Q should be read with reference to the ComBanc Inc. 1998 Annual Report.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      12

Item 6.  Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                      13

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                   ----------
                              STATEMENT OF INCOME
                              -------------------
                    ($ in thousands, except per share data)
                                  (unaudited)


                                                                                       For the 3rd Quarter
                                                                                         Ended Sept. 30,
                                                                                    -------------------------
                                                                                                                   Increase
                                                                                      1999           1998         (Decrease)
                                                                                    ----------     ----------     -----------
Interest Income:                                                                           (see notes)
---------------
    Interest and Fees on Loans                                                     $    3,216     $    2,874     $       342
    Interest and Dividends on Investments -
        Taxable                                                                           466            519             (53)
        Tax-Exempt                                                                        165            179             (14)
        Equity Securities                                                                  11             13              (2)
    Interest on Federal Funds Sold                                                          3             80             (77)
    Interest on Balances Due from Depository Institutions                                  -              -                -
                                                                                    -------------------------     -----------
            Total Interest Income                                                       3,861          3,665             196

Interest Expense:
----------------
    Interest on Deposits                                                                1,567          1,699            (132)
    Interest on Borrowed Funds                                                            194          -                 194
                                                                                    -------------------------     -----------
            Total Interest Expense                                                      1,761          1,699              62
                                                                                    -------------------------     -----------
            Net Interest Income                                                         2,100          1,966             134
    Provision for Loan Losses                                                              90             90               -
                                                                                    ----------     ----------     -----------
Net Interest Income after Provision for
    Loan Losses                                                                         2,010          1,876             134
                                                                                    ----------     ----------     -----------

Other Income:
------------
    Service Charges on Deposit Accounts                                                    98             88              10
    Securities Gains                                                                       52              -              52
    Other Operating Income                                                                 60             40              20
                                                                                    ----------     ----------     -----------
            Total Other Income                                                            210            128              82
                                                                                    ----------     ----------     -----------

Other Expenses:
--------------
    Salaries and Employee Benefits                                                        728            692              36
    Net Occupancy                                                                         127            115              12
    Other Operating Expenses                                                              427            427               -
                                                                                    ----------     ----------     -----------
            Total Other Expenses                                                        1,282          1,234              48
                                                                                    ----------     ----------     -----------

Income - before Federal Income Taxes                                                      938            770             168
------
    Applicable Federal Income Taxes                                                       295            207              88
                                                                                    ----------     ----------     -----------

Net Income                                                                         $      643     $      563     $        80
----------                                                                          ==========     ==========     ===========
Earnings Per Share                                                                 $     0.27     $     0.23     $      0.04
Cash Dividends Per Share                                                           $    0.100     $    0.125     $      0.05

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                   ----------
                              STATEMENT OF INCOME
                              -------------------
                    ($ in thousands, except per share data)
                                  (unaudited)


                                                                                        For the Nine Months
                                                                                          Ended Sept. 30,
                                                                                    -------------------------
                                                                                                                    Increase
                                                                                       1999           1998         (Decrease)
                                                                                    ----------     ----------     -----------
Interest Income:                                                                           (see notes)
---------------
    Interest and Fees on Loans                                                      $     9,364            8,370    $           994
    Interest and Dividends on Investments -
        Taxable                                                                           1,331            1,672               (341)
        Tax-Exempt                                                                          500              533                (33)
        Equity Securities                                                                    35               34                  1
    Interest on Federal Funds Sold                                                           23              191               (168)
    Interest on Balances Due from Depository Institutions                                    11              -                   11
                                                                                     ----------------------------    ---------------
            Total Interest Income                                                        11,264           10,800                464
                                                                                     -----------     ------------    ---------------

Interest Expense:
----------------
    Interest on Deposits                                                                  4,753            5,063               (310)
    Interest on Borrowed Funds                                                              323              -                  323
                                                                                     -----------------------------------------------
            Total Interest Expense                                                        5,076            5,063                 13
            Net Interest Income                                                           6,188            5,737                451
    Provision for Loan Losses                                                               270              270                -
                                                                                     -----------     ------------    ---------------
Net Interest Income after Provision for
    Loan Losses                                                                           5,918            5,467                451
                                                                                     -----------     ------------    ---------------

Other Income:
------------
    Service Charges on Deposit Accounts                                                     266              239                 27
    Securities Gains                                                                         52              -                   52
    Other Operating Income                                                                  123               95                 28
                                                                                     -----------     ------------    ---------------
            Total Other Income                                                              441              334                107
                                                                                     -----------     ------------    ---------------

Other Expenses:
--------------
    Salaries and Employee Benefits                                                        2,111            1,889                222
    Net Occupancy                                                                           396              344                 52
    Other Operating Expenses                                                              1,307            1,232                 75
                                                                                     -----------     ------------    ---------------
            Total Other Expenses                                                          3,814            3,465                349
                                                                                     -----------     ------------    ---------------

Income - before Federal Income Taxes                                                      2,545            2,336                209
------
    Applicable Federal Income Taxes                                                         755              638                117
                                                                                     -----------     ------------    ---------------

Net Income                                                                          $     1,790     $      1,698    $            92
----------                                                                           ==========      ===========     ==============
Earnings Per Share                                                                  $     0.754     $      0.715    $          0.04
Cash Dividends Per Share                                                            $     0.300     $      0.295    $          0.01

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                   ----------

                                  BALANCE SHEET
                                  -------------
                    ($ in thousands, except per share data)
                                  (unaudited)


                                                                                           Sept. 30,          December 31,
                           ASSETS                                                             1999              1998
                           ------
                                                                                         --------------    ---------------
                                                                                                   (see notes)
Cash and Due from Banks                                                                 $        5,282    $         5,254
Federal Funds Sold                                                                                  28              2,708
Investment Securities -
    Available for Sale                                                                          44,274             41,965
Loans                                                                                          157,330            142,410
Allowance for Loan Losses                                                                       (1,924)            (1,800)
                                                                                         --------------    ---------------
        Net Loans                                                                              155,406            140,610
Premises and Equipment                                                                           2,344              2,446
Other Assets                                                                                     2,600              1,678
                                                                                         --------------    ---------------
        Total Assets                                                                    $      209,934    $       194,661
                                                                                         ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits -
    Noninterest Bearing                                                                 $       15,375    $        16,319
    Interest Bearing                                                                           149,564            149,702
                                                                                         --------------    ---------------
        Total Deposits                                                                         164,939            166,021
Other Liabilities                                                                                4,258              2,574
Other Borrowed Money                                                                            17,973              3,500
                                                                                         --------------    ---------------
        Total Liabilities                                                                      187,170            172,095
                                                                                         --------------    ---------------
Shareholders' Equity -
    Common Stock - No Par Value
     5,000,000 Shares Authorized,  2,376,000 Shares Issued,
     and  2,368,300 and 2,376,000 Shares Outstanding                                             1,237              1,237
    Capital Surplus                                                                              1,513              1,513
    Retained Earnings                                                                           20,458             19,380
    Net Unrealized Loss on Securities                                                             (264)               436
   Treasury Stock - 7700 Shares                                                                   (180)               -
                                                                                         --------------    ---------------
        Total Shareholders' Equity                                                              22,764             22,566
                                                                                         --------------    ---------------
        Total Liabilities and Shareholders' Equity                                      $      209,934    $       194,661
                                                                                         ==============    ===============

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                   ----------

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                 (in thousands)
                                  (unaudited)

                                                                                                          For the Nine Months
                                                                                                            Ended Sept. 30,
                                                                                                     ------------------------------
                                                                                                         1999             1998
                                                                                                     -------------    -------------
Cash Flows from Operating Activities:                                                                         (see notes)
------------------------------------
    Net Income                                                                                      $       1,790    $       1,703
    Adjustments to Reconcile Net Income to
            Net Cash from Operating Activities -
        Depreciation                                                                                          228              207
        Provision for Loan Loss                                                                               270              270
        (Increase)/Decrease in Other Assets                                                                  (922)             218
        Increase/(Decrease) in Other Liabilities                                                            1,684            2,189
        Net Realized Gains on Securities Available for Sale                                                    52              -
                                                                                                     -------------    -------------
            Net Cash Provided by Operating Activities                                                       3,102            4,587
                                                                                                     -------------    -------------

Cash Flows from Investing Activities:
------------------------------------
    Purchases of Securities Available for Sale                                                            (20,384)         (10,009)
    Proceeds from Sales of Securities Available for Sale                                                    4,272              -
    Proceeds from Maturities of Securities
        Available for Sale                                                                                 13,051            9,603
    Net (Increase) in Customer Loans                                                                      (14,920)          (5,692)
    Net Loans Charged Off                                                                                    (146)            (173)
    Capital Expenditures                                                                                     (126)            (240)
                                                                                                     -------------    -------------
            Net Cash Used in Investing Activities                                                         (18,253)          (6,511)
                                                                                                     -------------    -------------

Cash Flows from Financing Activities:
------------------------------------
    Net Increase/(Decrease) in Deposit Accounts                                                            (1,082)          (7,018)
    Proceeds from Borrowing                                                                                14,473
    Purchase of Treasury Stock                                                                               (180)
    Dividends Paid                                                                                           (712)            (705)
                                                                                                     -------------    -------------
            Net Cash Provided by Financing Activities                                                      12,499           (7,723)
                                                                                                     -------------    -------------
Net Change in Cash and Cash Equivalents                                                                    (2,652)          (9,647)
Cash and Cash Equivalents -
    Beginning of Year                                                                                       7,962           17,251
                                                                                                     -------------    -------------
    End of Period                                                                                   $       5,310    $       7,604
                                                                                                     =============    =============

Interest Paid                                                                                       $       4,970    $       5,157
                                                                                                     =============    =============
Income Taxes Paid                                                                                   $         833    $         536
                                                                                                     =============    =============

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1999


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report for the year ended December 31, 1998.


Note 2, Earnings per Share

         Earnings per share on the 1998 income statements have been restated to reflect the total outstanding shares as of the August 31, 1998 formation of ComBanc, Inc. Both basic and diluted earnings per share are computed based on the same weighted-average number of shares outstanding.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

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

MATERIAL CHANGES IN FINANCIAL CONDITION

          Loans increased $15 million from December 31, 1998 to $157 million at September 30, 1999; an annualized rate of 14%. Most of the increase was in commercial and real estate lending.

          Net unrealized depreciation on securities was $264 thousand at September 30, 1999, a decrease in market value of $700 thousand since December 31, 1998, reflecting the downward market movement.

          Other borrowed money, mainly funds from the Federal Home Loan Bank, increased by $15 million from December 31, 1998, to $18 million at September 30, 1999. Such borrowings were used to fund the increased loan demand.

CURRENT YEAR THIRD QUARTER VERSUS PRIOR YEAR THIRD QUARTER

          Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The Bank's net interest income increased 7%, to $2,100,000 for the quarter ended September 30, 1999 from $1,966,000 for the third quarter of 1998. The Bank's net interest income increased 8% to $6,188,000 for the nine months ended September 30, 1999 from $5,737,000 for the nine months ended September 30, 1998. These increases were due principally to the widening of the yield/cost spread due to a slower increase in the cost of deposits compared to the increase in earning assets.

          The provision for loan loss remained at $90,000, for the third quarter 1999 and 1998, and remained at $270,000 for the nine months ended September 30, 1999 and 1998, respectively.

          Non-interest income for the three months ended September 30, 1999 increased 64% to $210,000 from $128,000 in the third quarter of 1998. Non-interest income increased 32%, to $441,000 from $334,000 for the nine months ended September 30, 1999. These increases were largely attributable to an increase in fee income as well as security gains on the sale of investments of $52,000.00.

          Non-interest expense for the quarter increased 4%, to $1,282,000 from $1,234,000 the previous year. Non-interest expense for the nine months ended September 30, 1999 increased 10%, to

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                    PART I - FINANCIAL INFORMATION CONTINUED
                    ----------------------------------------

$3,814,000 from $3,465,000. Salaries and fringe benefits and net occupancy increased during the quarter ended September 30, 1999 and for the nine months ended September 30, 1999.

          Federal income taxes increased $88,000 for the quarter, to $295,000 from $207,000 for the previous year. Federal income taxes increase $117,000 to $755,000 from $638,000 for the nine months ended September 30, 1999. These increases were due to an overall increase in net income.

          Earnings per share increased 17% to $.27 from $.23 for the quarter. Earnings per share increased to $.75 from $.72 for the nine months ended September 30, 1999 and 1998. Per share earnings are computed based on 2,371,182 weighted-average number of shares outstanding for the third quarter 1999, 2,373,972 shares outstanding for the nine months ended September 30, 1999, and 2,376,000 shares outstanding for both periods ending in 1998.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

          There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1998. The following table compares rate sensitive assets and liabilities as of September 30, 1999 to December 31, 1998.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                              First                 Years
                                              Year                  1 to 5     Thereafter         Total
                                              ----                  ------     ----------         -----
Comparison of 9/30/99 to 12/31/98
Total rate sensitive assets:
     At December 31,1998                      $55,731               $75,318     $56,034          $187,083
     At September 30,1999                      47,561                81,189      72,882           201,632
                                              -------               -------     -------          --------

      Increase (Decrease)                      (8,170)                5,871      16,848            14,549

Total rate sensitive liabilities:
     At December 31,1998                      $78,474               $55,212     $19,516          $153,202
     At September 30,1999                     101,130                62,848       3,559           167,537
                                              -------               -------     -------          --------

      Increase (Decrease)                      22,656                 7,636     (15,957)           14,335

          Total rate sensitive assets increased approximately $14.5 million during the nine months, due to a corresponding increase in loans, primarily commercial and real estate.

          Total rate sensitive liabilities increased approximately $14.3 million during the nine months. This increase was in borrowings from the Federal Home Loan Bank, used to fund the increased loan demand.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                    PART I - FINANCIAL INFORMATION CONTINUED
                    ----------------------------------------

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

        Based on the respective regulatory capital ratios at September 30, 1999, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.


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

        Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 1999 the Bank's liquid assets amounted to $49,584,000 or 24% of total assets compared with 26% at December 31, 1998.

        Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                    PART I - FINANCIAL INFORMATION CONTINUED
                    ----------------------------------------


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

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings

        The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account. Combanc, Inc. is involved in no legal proceedings.

        At September 30, 1999, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

        Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

     (b) There were no reports on 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COMBANC, INC.


Date:         November 11, 1999                /s/ Paul G. Wreede
                                               ---------------------------------
                                               Paul G. Wreede
                                               President, CEO, and Director



Date:         November 11, 1999                /s/ Kathleen A. Miller
                                               ---------------------------------
                                               Kathleen A. Miller
                                               Senior Vice President & CFO

                                  Exhibit Index
                                  ------------


Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule