Form 10-K
period 1999-12-31
COMBANC INC
filed 2000-03-24
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from                        to
                                     ----------------------    -----------------

                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

 230 E. Second St., P. O. Box 429 Delphos, Ohio                        45833
--------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code         (419) 695-1055
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

  Common Shares,  No Par Value (2,349,000 outstanding at December 31, 1999)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X           No
                                        ---             ---
Based upon the average bid and asked prices of the Common Shares of the Registrant on February 12, 2000, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $42,282,000.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders for the fiscal year ended December 31, 1999, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

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

       Since the only asset of ComBanc is the investment in The Commercial Bank, the 1999 form 10-K will reflect the consolidated activity for 1999 and 1998 compared with the Bank only for 1997. A reader of these financial statements should refer to The Commercial Bank 1997 Form 10-K.

       The Commercial Bank is a full service bank chartered under the laws of the State of Ohio in 1877, and is subject to regulation by the Ohio Superintendent of Banks and the Federal Reserve System. Commercial's principal executive offices are located at 230 E. Second St., Delphos, Ohio 45833, and its telephone number is (419) 695-1055. Commercial operates four branch facilities: the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Gomer Banking Center at 4310 Lincoln Highway, Gomer, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the newest facility at 2285 N. Cole St., Lima, Ohio opened in August of 1996.

       At December 31, 1999, the Company had 84 full time equivalent employees.

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

       At December 31, 1999, the Company's loan portfolio was comprised of approximately 14.2% commercial loans, 72.7% real estate loans, and 13.1% consumer related installment and credit card loans. The Bank generally does not lend outside its overall market area and historically has not acquired significant participation interests from other financial institutions. The Bank has no foreign loans.

       Commercial, installment and real estate loans have accounted for a significant portion of the growth in the Bank's loan portfolio in recent years. Such loans are made to a diverse group of customers.

       The Bank has historically been a major residential real estate lender in its market area. Such loans are generally retained by the Bank after origination; however the Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (Freddie Mac). Real estate construction loans totaled 5.4% of total loans at December 31, 1999. All construction loans were performing.

STATISTICAL DISCLOSURES

The following statistical disclosures, except as noted, are included in Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations on page 9, and incorporated herein by reference.


Schedule

1) Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

     1)   Average Balance Sheets
     2)   Analysis of Net Interest Earnings
     3)   Taxable-Equivalent Rate-Volume Analysis

2)   Investment Portfolio

     1)   Book Value by Type of Security
     2)   Maturity Distribution

3)   Loan Portfolio

     1)   Types of Loans
     2)   Maturities and Sensitivities to Changes in Interest Rates
     3)   Risk Elements

          1)   Non-Accrual, Past Due and Restructured Loans
          2)   Potential Problem Loans (none so identified)
          3)   Foreign Outstandings (no foreign lending activities)

4)   Summary of Loan Loss Experience

     1)   Reserve for Possible Loan Losses
     2)   Allocation of the Reserve for Possible Loan Losses

5)   Deposits

     1)   Average Balances and Rates Paid by Deposits Category
     2)   Maturity Distribution of Certain CDs and Time Deposits

6)   Return on Equity and Assets
7)   Short-term Borrowings (1999 borrowing detail included in Note 14 to the consolidated financial statements on page 44; neither 1998 or 1997 borrowing exceed 30% of shareholders equity)

CREDIT QUALITY

      The Bank seeks to maintain a high level of asset quality through emphasizing loan originations in its overall market area. The Company focuses its commercial lending efforts on small and medium-sized companies and its real estate lending on both development and owner-occupied and one-to-four family residential properties.

      At December 31, 1999, the Bank's percentage of non-performing loans to total loans was 1.93% as compared to 1.00% of total loans at December 31, 1998. The Bank's percentage of net charge-offs for the year ended December 31, 1999 to average loans outstanding was .21%. In accordance with general banking practices, Commercial maintains an allowance for loan losses. This allowance is established based upon a review of historical experience and current trends, "problem" credits and delinquencies and an annual review of all significantly sized loans. At December 31, 1999, the Bank's allowance for loan losses was 1.14% of total loans, as compared with 1.26% at December 31, 1998.


EXECUTIVE OFFICERS OF REGISTRANT

    Name                    Age           Position and Office Held with ComBanc                       Officer Since
    ----                    ---           -------------------------------------                       -------------
Elmer J. Helmkamp           71            Chairman of the Board                                           1980

Paul G. Wreede              49            President and Chief Executive Officer                           1975

Ronald R. Elwer             46            Executive Vice President                                        1976

Rebecca L. Minnig           43            Senior Vice President Operations and                            1979
                                          Corporate Secretary

James W. Vincent            41            Senior Vice President, Loans                                    1986

Kathleen A. Miller          39            Senior Vice President, Chief Financial Officer, and             1990
                                          Systems Manager

Elmer J. Helmkamp has been Chairman of the Board of the Company since its formation in 1998 and has also been Chairman of the Board of the Bank since 1980.

Paul G. Wreede has been President and Chief Executive Officer of the Company since its formation in 1998 and has also been President and Chief Executive Officer of the Bank since 1990.

Ronald R. Elwer has been Executive Vice President of the Company since its formation in 1998, Executive Vice President of the Bank since 1990 and was Secretary of the Bank from 1990 to 1995.

Rebecca L. Minnig has been Senior Vice President Operations and Secretary of the Company since its formation in 1998, Senior Vice President Operations of the bank since 1992, and was Vice President, Cashier and Security Officer of the Bank from 1989 to 1992.

James W. Vincent has been Senior Vice President Loans of the Company since its formation in 1998 and was Senior Vice President Loans of the Bank since 1992.

Kathleen A. Miller has been Senior Vice President, Chief Financial Officer and Systems Manager of the Company since 1999, Vice President, Chief Financial Officer and Systems Manager of the Company in 1998 and of the Bank since 1997, and was Controller of the bank from 1990 to 1997.

ITEM 2 - PROPERTIES

      ComBanc, Inc. owns no property. The Bank's executive offices are located at The Commercial Bank's main office building in Delphos, Ohio, which is owned by the Bank. The Bank operates four branch banking facilities, all of which are owned by the Bank, at locations described in Item 1 - Business.

ITEM 3 - LEGAL PROCEEDINGS

      The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

      At December 31, 1999, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

      There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

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

       The common stock of the Company, and of the Bank preceding formation of the Company, trades infrequently and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to McDonald and Company, Lima, Ohio. For 1999 and 1998, bid and ask quotations were obtained from McDonald and Company which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.

1998                  Low Bid           High Bid          Low Ask          High Ask         Dividend Per Share
First Qtr              21.500            23.000            22.500           24.000               .085
Second Qtr             22.125            23.313            23.125           24.313               .085
Third Qtr              22.625            23.500            23.625           24.500               .085
Fourth Qtr             23.500            28.000            24.500           29.000               .140



1999                  Low Bid            High Bid         Low Ask          High Ask         Dividend Per Share
First Qtr              22.000             23.500           24.500           25.750               .100
Second Qtr             23.000             24.000           25.000           25.500               .100
Third Qtr              21.000             22.500           23.250           25.000               .100
Fourth Qtr             19.000             20.000           21.875           22.000               .150


      As of December 31, 1999, the Bank's common stock was held by 968 holders of record.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                     As of and for the years ended December 31,
                                                 ------------     ------------     ------------     ------------     ------------
                                                     1999             1998             1997             1996             1995
                                                 ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:                                        (Amounts in 000's, except per share data)
Interest Income                                  $     15,318     $     14,538     $     14,359     $     13,587     $     12,971
Interest Expense                                        6,921            6,693            7,021            6,699            6,184
                                                 ------------     ------------     ------------     ------------     ------------
    Net Interest Income                                 8,397            7,845            7,338            6,888            6,787
Provision for Loan Losses                                 360              360            1,778              180              255
                                                 ------------     ------------     ------------     ------------     ------------
Net Interest Income after
    Provision for Loan Losses                           8,037            7,485            5,560            6,708            6,532
Other Income                                              639              447              385              366              292
Operating Expenses                                      5,140            4,618            4,452            4,014            3,782
                                                 ------------     ------------     ------------     ------------     ------------
    Income before Income Taxes                          3,536            3,314            1,493            3,060            3,042
Applicable Income Taxes                                 1,017              930              268              832              876
                                                 ------------     ------------     ------------     ------------     ------------
    Net Income                                   $      2,519     $      2,384     $      1,225     $      2,228     $      2,166
                                                 ============     ============     ============     ============     ============
STATEMENT OF CONDITION DATA: (YEAR END)
Total Assets                                     $    218,548     $    194,661     $    194,583     $    183,976     $    175,083
Investment Securities                                  46,067           41,965           48,523           49,665           53,570
Loans Receivable                                      161,958          142,410          126,041          124,148          108,528
Allowance for Loan Losses                               1,832            1,800            1,639            1,988            1,880
Deposits                                              169,720          166,021          172,077          162,216          154,722
Shareholders' Equity                                   22,473           22,566           21,087           20,497           19,163

PER SHARE DATA:  (1)
Net Income                                       $       1.06     $       1.00     $       0.52     $       0.94     $       0.91
Book Value                                               9.48             9.50             8.88             8.63             8.07





      (1) Adjusted to reflect the August, 1998 ComBanc, Inc. formation resulting in a two for one stock exchange leaving 2,376,000 issued and 2,370,408 average outstanding shares in 1999 and 2,376,000 issued and outstanding shares in 1998, 1997, 1996 and 1995.

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

      Through December 31, 1999 the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

LINES OF BUSINESS

      The Company, through its wholly owned subsidiary, the Bank, operates a single line of business. The Bank is a full service bank chartered under the laws of the State of Ohio and offers a broad range of loan and deposit products to business and individual customers.

NET INTEREST INCOME

      Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The following table summarizes net interest income for each of the two years in the period ended December 31, 1999.


                                    December 31,                    1999 vs. 1998                 1998 vs. 1997
                           ----------------------------      ----------------------------    ----------------------------
                               1999             1998            Amount         Percent          Amount         Percent
                           ------------    ------------      ------------    ------------    ------------    ------------
                                                                  (Dollar amounts in thousands)
Interest Income            $     15,318    $     14,538      $        780            5.37%   $        179            1.25%
Interest Expense                  6,921           6,693               228            3.41%           (328)          (4.67)%
                           ------------    ------------      ------------    ------------    ------------    ------------
Net Interest Income        $      8,397    $      7,845      $        552            7.04%   $        507            6.91%
                           ============    ============      ============    ============    ============    ============

      The ratio of net interest income to average interest-earning assets increased to 4.26 percent in 1999 from 4.25 percent in 1998 and 4.04% in 1997.

         The following tables reflect the components of The Commercial Bank's net interest income, setting forth, for each of the two years in the period ended December 31, 1999 and for each of the two years in the period ended December 31, 1998, (i) average assets, liabilities, and shareholders' equity,
(ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities, (iv) the net interest margin (i.e., the average yield earned on interest-earning assets less the liabilities) and (v) the net yield on interest-earning assets (i.e., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average balances.

                                                       Years Ended December 31,
                              ---------------------------------------------------------------------
                                               1999                                1998
                              -----------------------------------     -----------------------------
                                             Interest    Average                  Interest  Average
                                Average      Income/     Yields/       Average    Income/   Yields/
                                Balance      Expense      Rates        Balance    Expense   Rates
                              ----------   ----------   ---------     ---------  --------  --------
                                                     (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

    Investment Securities

        Taxable               $  31,618    $   1,910    $    6.04%   $  37,083   $ 2,207   $   5.95%

        Tax Exempt               12,365        1,000         8.09%      13,154     1,074       8.16%

    Federal Funds Sold              580           27         4.66%       3,901       219       5.61%

    Interest on Deposits
        with Banks                   40           11        27.50%          16         1       6.25%

    Loans                       152,929       12,710         8.31%     130,158    11,402       8.76%
                              ---------    ---------                 ---------   -------

Total Interest-Earning
    Assets                      197,532       15,658         7.93%     184,312    14,903       8.09%
                              ---------    ---------                 ---------   -------

Noninterest-Earning Assets:

    Cash and Due from Banks       4,667                                  4,454

    Premises and Equipment        2,375                                  2,384

    Other Assets                  2,081                                  1,766

    Allowance for
        Credit Losses            (1,869)                                (1,701)
                              ---------                              ---------

Total Noninterest-Earning
    Assets                        7,254                                  6,903
                              ---------                              ---------

Total Assets                  $ 204,786                              $ 191,215
                              =========                              =========



                                                       Years Ended December 31,
                              ---------------------------------------------------------------------
                                              1998                                 1997
                              -----------------------------------     -----------------------------
                                            Interest     Average                 Interest   Average
                               Average      Income/      Yields/       Average   Income/    Yields/
                               Balance      Expense       Rates        Balance   Expense    Rates
                              ---------    ---------    ---------     --------   -------   --------
                                                       (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

    Investment Securities

        Taxable               $  37,083    $   2,207    $   5.95%    $  36,429   $ 2,333   $   6.41%

        Tax Exempt               13,154        1,074        8.16%       12,629     1,037       8.22%

    Federal Funds Sold            3,901          219        5.61%        5,622       302       5.38%

    Interest on Deposits
        with Banks                   16            1        6.25%           10      --         0.00%

    Loans                       130,158       11,402        8.76%      126,844    11,040       8.70%
                              ---------    ---------                 ---------   -------

Total Interest-Earning
    Assets                      184,312       14,903        8.09%      181,534    14,712       8.10%
                              ---------    ---------                 ---------   -------

Noninterest-Earning Assets:

    Cash and Due from Banks       4,454                                  4,773

    Premises and Equipment        2,384                                  2,372

    Other Assets                  1,766                                  2,253

    Allowance for
        Credit Losses            (1,701)                                (1,997)
                              ---------                              ---------

Total Noninterest-Earning
    Assets                        6,903                                  7,401
                              ---------                              ---------

Total Assets                  $ 191,215                              $ 188,935
                              =========                              =========




                                                               Years Ended December 31,
                                       ------------------------------------------------------------------
                                                        1999                             1998
                                       -----------------------------------  -----------------------------
                                                      Interest     Average             Interest   Average
                                        Average       Income/      Yields/   Average   Income/    Yields/
                                        Balance       Expense       Rates    Balance   Expense    Rates
                                       ---------    ----------      -----   --------   -------    -----
                                                                 (Dollars in Thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-Bearing Liabilities:
    Savings Deposits                   $  28,445    $     690       2.43%  $  31,528   $  806      2.56%
    NOW, Super NOW, and Plus              28,428          597       2.10%     25,050      504      2.01%
    Time Deposits                         96,951        5,075       5.23%     96,884    5,370      5.54%
                                       ---------    ---------              ---------   ------
Total Interest-
    Bearing Deposits                     153,824        6,362       4.14%    153,462    6,681      4.35%
    Other Borrowed                        11,641          559       4.80%        576       12      2.08%
    Fed Funds Purchased                       --           --                      1       --
                                       ---------    ---------              ---------    -----
Total Interest-
    Bearing Liabilities                  165,465        6,921       4.18%    154,039    6,693      4.34%
                                       ---------    ---------              ---------    -----
Noninterest-Bearing Liabilities:
    Demand Deposits                       14,965                             13,974
    Other Liabilities                      1,540                              1,321
                                       ---------                           --------
Total Noninterest-
    Bearing Liabilities                   16,505                             15,295
                                       ---------                           --------
    Shareholders' Equity                  22,816                             21,881
                                       ---------                           --------
Total Liabilities and
    Shareholders' Equity               $ 204,786                           $191,215
                                       =========                           ========
Net Interest Income
    (Tax Equivalent Basis)                 8,738                              8,210
Reversal of Tax
    Equivalent Adjustment                   (340)                              (365)
                                       ---------                           --------
Net Interest Income                    $   8,398                           $  7,845
                                       =========                           ========
Net Interest Rate Spread
    (Tax Equivalent Basis)                                          3.75%                          3.75%
                                                                    ====                           ====
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets, Tax Equivalent Basis)                                  4.43%                          4.45%
                                                                    ====                           ====
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets)                                                        4.26%                          4.25%
                                                                    ====                           ====


                                                                 Years Ended December 31,
                                       -----------------------------------------------------------------------
                                                       1998                                  1997
                                       ------------------------------------     ------------------------------
                                                      Interest      Average                Interest   Average
                                        Average       Income/       Yields/     Average    Income/    Yields/
                                        Balance       Expense        Rates      Balance    Expense     Rates
                                       ---------     ---------       -----      --------   -------     -----
                                                                  (Dollars in Thousands)
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-Bearing Liabilities:
    Savings Deposits                   $  31,528     $     806        2.56%     $   28,370    $  724     2.55%
    NOW, Super NOW, and Plus              25,050           504        2.01%         22,347       463     2.07%
    Time Deposits                         96,884         5,370        5.54%        103,056     5,834     5.66%
                                       ---------     ---------                  ----------    ------
Total Interest-
    Bearing Deposits                     153,462         6,681        4.35%        153,773     7,021     4.57%
    Other Borrowed                           576            12        2.08%             --        --     0.00%
    Fed Funds Purchased                        1            --        0.00%              1        --     0.00%
                                       ---------     ---------                  ----------     -----
Total Interest-
    Bearing Liabilities                  154,039         6,693        4.34%        153,774     7,021     4.57%
                                       ---------     ---------                  ----------     -----
Noninterest-Bearing Liabilities:
    Demand Deposits                       13,974                                    12,672
    Other Liabilities                      1,321                                     1,350
                                       ---------                                 ---------
Total Noninterest-
    Bearing Liabilities                   15,295                                    14,022
                                       ---------                                  --------
    Shareholders' Equity                  21,881                                    21,139
                                       ---------                                  --------
Total Liabilities and
    Shareholders' Equity               $ 191,215                                  $188,935
                                       =========                                  ========
Net Interest Income
    (Tax Equivalent Basis)                 8,210                                     7,692
Reversal of Tax
    Equivalent Adjustment                   (365)                                     (353)
                                       ---------                                  --------
Net Interest Income                    $   7,845                                  $  7,339
                                       =========                                  ========
Net Interest Rate Spread
    (Tax Equivalent Basis)                                            3.75%                              3.53%
                                                                     =====                               ====
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets, Tax Equivalent Basis)                                    4.45%                              4.24%
                                                                     =====                               ====
Net Interest Margin
    (Net Interest Income as a
     Percentage of Interest-Earning
     Assets)                                                          4.25%                              4.04%
                                                                     =====                               ====


      Net interest income may also be analyzed by segregating the volume and rate components of income and expense. The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the two years ended December 31, 1999. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates.


                                                        1999 vs. 1998                                1998 vs. 1997
                                           ----------------------------------------    ------------------------------------------
                                                  Increase/                                    Increase/
                                                  (Decrease)                                  (Decrease)
                                               Due to Change in                            Due to Change in
                                           ------------------------                    -------------------------
                                                                         Total                                          Total
                                            Average       Average      Increase/        Average        Average        Increase/
                                            Volume         Rate        (Decrease)        Volume         Rate         (Decrease)
                                          ----------    ----------   --------------  -------------  -----------    --------------
                                                                           (Dollars in Thousands)
Investment Income:
Investment Securities:
    Taxable ........................      $     (325)   $       28   $        (297)   $        39    $     (165)   $        (126)
    Tax Exempt .....................             (64)           (9)            (73)            45            (8)              37
    Federal Funds
        Sold .......................            (186)           (6)           (192)           (96)           13              (83)
Interest on Deposits
        with Banks..................               2             9              11              1             -                1
Interest and Fees
        on Loans ...................           1,994          (688)          1,306            286            76              362
                                          ----------    ----------   -------------    -----------    ----------    -------------
Total Interest Income                          1,421          (666)            755            275           (84)             191
                                          ----------    ----------   -------------    -----------    ----------    -------------

Interest Expense:
Interest-Bearing Deposits:
    Savings ........................             (78)          (36)           (114)            79             3               82
    NOW, Super NOW,
        and Plus ...................              68            26              94             54           (13)              41
    Time ...........................               4          (301)           (297)          (340)         (124)            (464)
    Other Borrowed..................             230           314             544             12             -               12
                                          ----------    ----------   -------------    -----------    ----------    -------------
Total Interest Expense                           224             3             227           (195)         (134)            (329)
                                          ----------    ----------   -------------    -----------    ----------    -------------
Change in Net
    Interest Income                       $    1,197    $     (669)  $         528    $       470    $       50    $         520
                                          ==========    ==========   =============    ===========    ==========    =============



PROVISION FOR CREDIT LOSSES

      The provision for credit losses was $360,000 in 1999 and 1998 and $1,778,000 in 1997. See "Summary of Credit Loss Experience". At December 31, 1999 the Bank's allowance for credit losses represented 1.14% of total loans compared to 1.26% at December 31, 1998 and 1.30% at December 31, 1997.

NONINTEREST INCOME

      Noninterest income is an increasingly important source of revenue to the Bank, as it continues to expand its offerings of bank-related financial services. Noninterest income increased $191,500 or 42.9% in 1999 to $638,000 from 1998. Non-interest income increased $61,500 or 16.0% in 1998 to $447,000 from 1997. The primary noninterest income components are set forth below:

      Securities gains in 1999 totaled $52,600 versus no gains on the sale of securities in 1998 and $13,500 in 1997.

      Service charges on deposit accounts increased $39,000 or 11.8% in 1999 to $365,500 from 1998 and increased $59,000 or 22.0% in 1998 to $327,000 from 1997 resulting from an increase in the number of accounts, primarily from the two Lima offices.

      Other income increased $100,000 or 83.6% in 1999 from the 1998 level to $220,000. Other income increased $16,000 or 15.5% in 1998 from the 1997 level to $120,000. This category is comprised of credit card income, credit life and accident and health premiums, service fees on loans sold, and other charges and fees and includes a $65,000 gain on the sale of real estate.

NONINTEREST EXPENSE

      Noninterest expense includes costs, other than interest, that are incurred in the operation of the Bank's business. Total noninterest expense increased $521,000 or 11.3% in 1999 from 1998 to $5,140,000. As a percent of average assets, the level of non-interest expense has increased from 2.42% in 1998 to 2.51% in 1999. Total non-interest expense increased $167,000 or 3.7% in 1998 from 1997 to $4,618,000. As a percent of average assets, the level of non-interest expense has increased from 2.35% in 1997 to 2.42% in 1998. The primary noninterest expense components are set forth below:

      Employee expense increased $308,000 or 12.8% in 1999 from 1998 to $2,715,000. Employee expense increased $161,000 or 7.1% in 1998 from 1997 to $2,407,000.

      Net occupancy expense increased $70,000 during 1999 from 1998 to $321,000. Net occupancy expense decreased $16,000 during 1998 from 1997 to $251,000.

      Equipment expense decreased $12,000 or 4.8% in 1999 from 1998. Equipment expense decreased $11,000 or 4.5% in 1998 from 1997.

      Other expenses increased $155,000 or 9.1% in 1999 from 1998 to $1,870,000. Other expenses increased $34,000 or 2.0% in 1998 from 1997 to $1,741,000.

INCOME TAXES

      The currently payable provision for income taxes increased to $950,000 in 1999 from $910,000 in 1998 due primarily to an increase in the 1999 level of income. The deferred tax provision increased to $46,000, from $20,000 in 1998 due to 1999 deductible loan losses in excess of the bank loan loss provision. The effective income tax rates for 1999 and 1998 were 28.8% and 28.1%, respectively.

      The currently payable provision for income taxes increased to $910,000 in 1998 from $194,000 in 1997 due primarily to a decrease in deductible loan losses, arising from the decreased 1998 level of charged off loans. The deferred tax provision increased to $20,000, from $74,000 in 1997 due primarily to 1998's deductible loan losses less than the book provision for loan loss. The effective income tax rates for 1998 and 1997 were 28.1% and 18.0%, respectively.

      Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to the allowance for loan losses and unrealized gain or loss on investment securities. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. ComBanc, Inc. files consolidated income tax return with its subsidiary.

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

      For the Bank, the primary sources of liquidity have traditionally been Federal Funds Sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 1999, such securities amounted to $46.0 million, at December 31, 1998 such securities amounted to $42.0 million, and at December 31, 1997 such securities amounted to $48.5 million. At December 31, 1999, 1998 and 1997, Federal Funds Sold amounted to $83 thousand, $2.7 million, and $11.3 million respectively.

      Management considers its liquidity to be adequate to meet its normal funding requirements.

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The following table sets forth the cumulative maturity distributions as of December 31, 1999 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

       However, this table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 2000.

      Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position.


                                                  3 months     3 - 12      1 - 3        3 - 5      over 5
                                                   or less     months      years        years       years         Total
                                                  --------    --------   ----------    --------   ----------    ---------
Interest Earning Assets:
   Loans                                          $ 22,082    $ 22,103    $  27,454    $ 30,484    $  59,835    $ 161,958
   Investment Securities                               508       9,711        6,470      15,675       13,703       46,067
   Federal Funds Sold                                   83           -            -           -            -           83
   Interest Bearing Balances -
     in other Depository Institutions                   26           -            -           -            -           26
                                                  --------    --------    ---------    --------    ---------    ---------
       Total                                      $ 22,699    $ 31,814    $  33,924    $ 46,159    $  73,538    $ 208,134
                                                  ========    ========    =========    ========    =========    =========

Interest Bearing Liabilities:
    Savings Deposits                              $  2,169    $  2,169    $   6,709    $  6,709    $   8,946    $  26,702
    Checking Deposits                                2,179       2,179        6,737       6,737        8,982       26,814
    Time Deposits                                   21,084      51,597       23,715       3,371            -       99,767
    Other Borrowed                                  10,457       5,000            -           -        7,546       23,003
                                                  ---------   --------    ---------    --------    ---------    ---------
          Total                                   $ 35,889    $ 60,945    $  37,161    $ 16,817    $  25,474    $ 176,286
                                                  =========   ========    =========    ========    =========    =========

Interest Rate
    Sensitivity Gap                               $(13,190)   $(29,131)   $  (3,237)   $ 29,342    $  48,064    $  31,848
Cumulative Interest Rate
    Sensitivity Gap                                (13,190)    (42,321)     (45,558)    (16,216)      31,848
Cumulative Interest Rate
    Sensitivity Gap as a
    Percentage of Total
    Interest Earning Assets                         (6.34%)     (20.34%)     (21.89%)     (7.80%)      15.31%



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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1999 that the Bank meets all the capital adequacy requirements to which it is subject.

        As of December 31, 1999 the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Company's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 16.7%, 15.4%, and 10.7%, respectively at December 31, 1999. The Bank's totals were 16.5%, 10.1%, and 7.0%, respectively, at December 31, 1999.

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


                                                                           December 31, 1999
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------     --------------     -------------------
Securities Available for Sale -
U.S. Treasury Securities                           $         -            $       -         $       -          $          -
Agency Securities                                         20,919,531              -               570,645              20,348,886
Mortgaged Backed Securities                               13,040,079             19,389           167,803              12,891,665
State and Municipal Securities                            11,643,400             90,095           178,337              11,555,158
Other Securities                                           1,271,600              -                 -                   1,271,600
                                                   -----------------      -------------     -------------      ------------------
          Total                                    $      46,874,610      $     109,484     $     916,785      $       46,067,309
                                                   =================      =============     =============      ==================


                                                                           December 31, 1998
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------     --------------     -------------------
Securities Available for Sale -
U.S. Treasury Securities                           $       8,030,244      $      61,856     $       -          $        8,092,100
Agency Securities                                          9,518,790             56,370            23,910               9,551,250
Mortgaged Backed Securities                               10,625,870             65,689            48,479              10,643,080
State and Municipal Securities                            12,431,425            557,689             7,906              12,981,208
Other Securities                                             697,700              -                 -                     697,700
                                                   -----------------      -------------     -------------      ------------------
          Total                                    $      41,304,029      $     741,604     $      80,295      $       41,965,338
                                                   =================      =============     =============      ==================


                                                                           December 31, 1997
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------    --------------      -------------------
Securities Available for Sale -
U.S. Treasury Securities                           $      12,018,258      $      33,039     $        4,342     $        12,046,955
Agency Securities                                         11,526,105             34,756              6,396              11,554,465
Mortgaged Backed Securities                               11,291,605            143,411             19,198              11,415,818
State and Municipal Securities                            12,419,796            444,985             14,068              12,850,713
Other Securities                                             655,200              -                 -                      655,200
                                                   -----------------      -------------     --------------     -------------------
          Total                                    $      47,910,964      $     656,191     $       44,004     $        48,523,151
                                                   =================      =============     ==============     ===================

    There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Treasury and U. S. Government agencies.

    The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 1999. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.


                                                                  After                  After
                                                                 1 Year                 5 Years
                                         Within                But Within              But Within                 After
                                         1 Year                  5 Years                10 Years                10 Years
                                ----------------------   ---------------------  ---------------------     --------------------
                                    Amt        Yield         Amt        Yield      Amt          Yield         Amt        Yield
                                ---------      -----     ---------      -----   ----------      -----     ---------      -----
                                                                      (Dollars in Thousands)
U. S. Treasury                  $       -      0.00%     $       -      0.00%   $        -       0.00%    $       -      0.00%
U. S. Government
    Agencies                        2,483      6.15%        18,436      6.03%            -       0.00%            -      0.00%
Mortgage-Backed
    Securities                         32      6.74%         2,012      6.60%        7,104       6.14%        3,893      6.49%
Obligations of
    States and
    Political
    Subdivisions                    1,055      8.96%         3,494      7.56%        4,330       7.16%        2,764      7.13%
Other                                   -                        -                       -                    1,272 (1)  7.17%
                                ---------                ---------              ----------                ---------
          Total                 $   3,570                $  23,942              $   11,434                $   7,929
                                =========                =========              ==========                =========



(1) Includes $83,000 of Federal Reserve and $1,189,000 of Federal Home Loan Bank stock that has no maturity.

LOAN PORTFOLIO

          The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:


                                         1999                 1998                  1997               1996               1995
                                 ------------------   -------------------   -------------------  ---------------   ---------------
                                                                      (Dollars in Thousands)
Real Estate Loans:
  Construction                  $  8,701     5.4%   $   6,727       4.7%  $   6,334      5.0%  $  4,836    3.9%  $  4,446     4.1%
  Mortgage                       109,086    67.3%      91,442      64.3%     71,474     56.8%    73,657   59.4%    67,170    61.9%
Commercial, Financial and
  Agricultural Loans              21,966    13.6%      17,937      12.6%     19,008     15.1%    21,665   17.4%    21,313    19.6%
Installment and
  Credit Card Loans               21,192    13.1%      25,192      17.7%     26,392     20.9%    21,144   17.0%    14,487    13.3%
Other Loans                           35     0.0%          51       0.0%         32      0.0%        16    0.0%         7     0.0%
Municipal Loans                      978     0.6%       1,061       0.7%      2,801      2.2%     2,830    2.3%     1,105     1.1%
                                --------  ------    ---------    ------   ---------   ------    -------  -----   --------   -----
      Total                      161,958   100.0%     142,410     100.0%    126,041    100.0%   124,148  100.0%   108,528   100.0%
                                          ======                 ======               ======             =====              =====

Less:
  Allowance for Credit Losses      1,832                1,800                 1,639               1,988             1,880
                                --------            ---------             ---------           ---------          --------
      Total Net Loans           $160,126            $ 140,610             $ 124,402           $ 122,160          $106,648
                                ========            =========             =========           =========          ========

      The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 1999. Also, the amounts are classified according to their sensitivity to changes in interest rates:


                                              After 1
                                               But
                                Within        Within        After
                                1 Year        5 Years       5 Years     Total
                                ------        -------       -------     -----
                                             (In Thousands)
Fixed Rate                     $ 23,176      $ 55,122      $ 59,121    $137,419
Variable Rate                    21,593         2,946             -      24,539

       The following table presents the aggregate amounts on non-performing loans on the dates indicated:


                                                     December 31,
                                      ----------------------------------------------
                                        1999       1998      1997      1996     1995
                                      ----------------------------------------------
                                                  (In Thousands)
Non-Accrual                            $   712   $   805   $   982   $ 3,093  $  110
Continually Past Due 90 Days or More
  as to Principal or Interest            2,413       621     1,086       805     284
                                       -------   -------   -------   -------  ------
                                       $ 3,125   $ 1,426   $ 2,068   $ 3,898  $  394
                                       =======   =======   =======   =======  ======
Non-Performing Loans to Total Loans      1.93%     1.00%     1.64%     3.14%   0.67%

      Non-accrual loans are comprised principally of loans 90 days past due, as well as certain loans which are current but where serious doubt exist as to the ability of the borrower to comply with the repayment terms. Interest previously accrued on non-accrual loans and not yet paid is charged against the Reserve for Loan Loss at the time the loan is charged off. Interest earned thereafter is only included in income to the extent that it is received in cash. The amount of interest income collected and the amount of interest income that would have been recorded during 1999 on loans based on non-accrual loans based on their original terms was determined to be insignificant.

      The Bank purchased certain lease receivables and extended loans with an aggregate outstanding balance at December 31, 1999 and 1998 of $525,000 and $535,000 to The Bennett Funding Group, Inc. which remain subject to the Bennett bankruptcy proceedings commenced in March, 1996. During 1997, a total of $1,959,000 of Bennett loans were charged down. The bankruptcy judge has ruled that the Bank is a secured creditor but this decision has been appealed by the bankruptcy trustee. Due to the complexity of the remaining legal issues, management and the Bank's legal counsel are currently unable to form an opinion as to the likely outcome of the Bank's position with respect to the remaining Bennett portfolio.

      As of December 31, 1999, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollars in Thousands)


                                                                                 Year Ended December 31,
                                                              1999         1998          1997         1996        1995
                                                           -----------  -----------   ----------   ----------  -----------

Balance of Allowance at Beginning of Year                  $    1,800   $    1,639    $   1,988    $   1,880   $    1,877
                                                           -----------  -----------   ----------   ----------  -----------
Loans Actually Charged Off -
    Real Estate                                                     -           15            4           24           10
    Commercial, Financial and Agricultural                        106           26        2,011            4          172
    Installment and Credit Card                                   258          182          142           73          114
                                                           -----------  -----------   ----------   ----------  -----------
                                                                  364          223        2,157          101          296
                                                           -----------  -----------   ----------   ----------  -----------
Recoveries of Loans Previously Charged Off -
    Real Estate                                                     -            -           11           10            -
    Commercial, Financial and Agricultural                          -            3            8            7           23
    Installment and Credit Card                                    36           21           11           12           21
                                                           -----------  -----------   ----------   ----------  -----------
                                                                   36           24           30           29           44
                                                           -----------  -----------   ----------   ----------  -----------
Net Charge-Offs (Recoveries)                                      328          199        2,127           72          252
                                                           -----------  -----------   ----------   ----------  -----------
Addition to Allowance Charged to Expense                          360          360        1,778          180          255
                                                           -----------  -----------   ----------   ----------  -----------
Balance of Allowance at Year-End                           $    1,832 $      1,800    $   1,639    $   1,988   $    1,880
                                                           ===========  ===========   ==========   ==========  ===========
Ratio of Net Charge-Offs to Ave. Loans Outstanding               0.21%        0.15%        1.69%        0.06%        0.24%
Ratio of Allowance for Credit Losses to Total Loans              1.14%        1.26%        1.30%        1.60%        1.73%


      The provision for credit losses reflects management's determination regarding the adequacy of the allowance, based upon its analysis of the loan portfolio (including the increased size and change in the mix of the loan portfolio) and general economic conditions. As noted in "Loan Portfolio", during 1997, loans to The Bennett Funding Group and related entities amounting to $1,959,000 were charged off. In reviewing the adequacy of the year end allowance, management determined a needed 1999 and 1998 provision in the amount of $360,000 and $1,778,000 for 1997.

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

      Mortgage loans, including construction loans, approximate 72.7% and 69.0% of total loans at December 31, 1999 and 1998. Collateral evaluations and the historical data of the Bank's mortgage loan losses are used to determine the amount necessary for the allowance for credit losses.

      A significant portion (13.1% in 1999 and 17.7% in 1998) of the Bank's loan portfolio is installment and credit card loans. A thorough credit examination is done at the time of the extension of credit. The historical data of the Bank's consumer loan losses plus the Bank's ongoing credit evaluations on existing loans are used to determine the necessary amount for the Bank's allowance for credit losses.

      The remaining portion (14.2% in 1999 and 13.3% in 1998) of the loan portfolio is composed of commercial loans. Personal and business financial status, credit standing, and available collateral of commercial borrowers are evaluated with great care. These evaluations plus management's judgment as to prevailing and anticipated economic conditions and the historical data of the Bank's commercial loan losses are taken into consideration when determining the amount of the allowance for credit losses needed for commercial loans.

DEPOSITS

      The following table sets forth the average balances of and average rates paid on deposits for the periods indicated: (Dollars in Thousands)


                                                               Year Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                                        1999                             1998                              1997
                           ------------------------------   ------------------------------   ---------------------------------
                              Average         Average           Average         Average          Average          Average
                              Balance           Rate            Balance          Rate            Balance            Rate
                           --------------   -------------   ---------------   ------------   ---------------   ---------------
Noninterest-Bearing        $     14,965           0.00%      $    13,974          0.00%        $     12,672        0.00%
Savings                          28,445           2.43%           31,528          2.56%              28,370        2.55%
NOW, Super NOW and Plus          28,428           2.10%           25,050          2.01%              22,347        2.07%
Time                             96,951           5.23%           96,884          5.54%             103,056        5.66%
                             -----------                     -----------                       ------------
          Total            $    168,789                      $   167,436                       $    166,445
                             ===========                     ===========                       ============


          The maturity distribution of time deposits as of December 31, 1999 was:


                                                                                     Less than          $100,000
                                                                                      $100,000          and Over
                                                                                   --------------    ---------------
                                                                                            (In Thousands)
                                                                                   ---------------------------------
Three Months or Less                                                               $      14,098     $        6,027
Over Three Months to Twelve Months                                                        40,768             11,601
Over One Year to Five Years                                                               20,772              6,502
Over Five Years                                                                                -                  -
                                                                                   --------------    ---------------
          Total                                                                    $      75,638     $       24,130
                                                                                   ==============    ===============

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
                  (dollars in millions, except per share data)


                                                                                 1999
                                                                                 ----
                                                         Fourth          Third           Second         First
                                                         ------          -----           ------         -----
CONDENSED INCOME STATEMENT
   Total Interest Income                            $     4,054   $       3,861   $       3,787  $       3,616
   Total Interest Expense                                 1,845           1,761           1,680          1,635
                                                    -----------   -------------   -------------  -------------
      Net Interest Income                                 2,209           2,100           2,107          1,981
   Provision for Credit Losses                               90              90              90             90
   Noninterest Income                                       198             210             127            104
   Noninterest Expense                                    1,326           1,282           1,242          1,290
                                                    -----------   -------------   -------------  -------------
      Income Before Income Tax                              991             938             902            705
   Income Tax Provision                                     262             295             248            212
                                                    -----------   -------------   -------------  -------------
      Net Income                                    $       729   $         643   $         654  $         493
                                                    ===========   =============   =============  =============

KEY AVERAGE BALANCES
   Total Securities                                 $    46,044   $      44,279   $      43,732  $      41,589
   Total Loans and Leases                               159,299         156,523         151,004        144,525
   Total Assets                                         214,218         208,346         202,479        193,602
   Total Deposits                                       155,113         152,613         155,977        151,333
   Total Borrowed Funds                                  17,776          16,233           8,256          4,099

KEY OPERATING RATIOS
   Return on Average Assets                               1.18%           1.15%           1.14%          1.02%
   Return on Equity                                      11.21%          10.49%          10.13%          8.68%
   Tier I Capital Ratio                                  15.43%          15.94%          15.99%         16.58%
   Total Risk Adjusted Capital Ratio                     16.66%          17.19%          17.25%         17.83%

COMMON STOCK  (1)
   Per Common Share Data
      Net Income - Basic                            $      0.30   $        0.27   $        0.28  $        0.21
      Net Income - Diluted                                 0.30            0.27            0.28           0.21
      Market Price                                        19.00           21.00           23.50          22.00

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
                  (dollars in millions, except per share data)


                                                                            1998
                                                                            ----
                                                      Fourth         Third          Second         First
                                                      ------         -----          ------         -----
CONDENSED INCOME STATEMENT
   Total Interest Income                           $      3,738   $      3,665   $      3,568   $      3,567
   Total Interest Expense                                 1,630          1,699          1,676          1,688
                                                   -------------  -------------  -------------  -------------
      Net Interest Income                                 2,108          1,966          1,892          1,879
   Provision for Credit Losses                               90             90             90             90
   Noninterest Income                                       113            128            115             91
   Noninterest Expense                                    1,158          1,234          1,067          1,159
                                                   -------------  -------------  -------------  -------------
      Income Before Income Tax                              973            770            850            721
   Income Tax Provision                                     292            207            236            195
                                                   -------------  -------------  -------------  -------------
      Net Income                                   $        681   $        563   $        614   $        526
                                                   =============  =============  =============  =============

KEY AVERAGE BALANCES
   Total Securities                                $     46,579   $     48,524   $     50,748   $     52,615
   Total Loans and Leases                               137,905        130,336        127,447        124,814
   Total Assets                                         193,395        191,272        188,861        188,713
   Total Deposits                                       150,318        152,075        151,888        153,910
   Total Borrowed Funds                                   2,288             -              -              -

KEY OPERATING RATIOS
   Return on Average Assets                               1.25%          1.18%          1.21%          1.12%
   Return on Equity                                      10.56%         10.15%         10.47%          9.82%
   Tier I Capital Ratio                                  16.89%         17.79%         17.69%         17.76%
   Total Risk Adjusted Capital Ratio                     18.14%         19.04%         18.94%         19.01%

COMMON STOCK
   Per Common Share Data
      Net Income - Basic                           $       0.29   $       0.23   $       0.26   $       0.22
      Net Income - Diluted                                 0.29           0.23           0.26           0.22
      Market Price                                        24.50          23.50          23.00          21.75


(1) The first two quarters of 1998 data have been adjusted to reflect the August 31, 1998 acquisition of The Commercial Bank by ComBanc, Inc. wherein each one of the existing 1,188,000 outstanding shares of the Bank's common stock was exchanged for two of ComBanc, Inc.'s common shares, resulting in 2,376,000 outstanding shares.

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
                  (dollars in millions, except per share data)


                                                                             1997
                                                                             ----
                                                      Fourth         Third          Second         First
                                                      ------         -----          ------         -----
CONDENSED INCOME STATEMENT
   Total Interest Income                           $      3,721   $      3,663   $      3,548   $      3,427
   Total Interest Expense                                 1,821          1,801          1,734          1,665
                                                   -------------  -------------  -------------  -------------
      Net Interest Income                                 1,900          1,862          1,814          1,762
   Provision for Credit Losses                            1,508             90             90             90
   Noninterest Income                                        99            117             83             86
   Noninterest Expense                                    1,157          1,136          1,056          1,103
                                                   -------------  -------------  -------------  -------------
      Income Before Income Tax                             (666)           753            751            655
   Income Tax Provision                                    (310)           208            204            166
                                                   -------------  -------------  -------------  -------------
      Net Income                                   $       (356)  $        545   $        547   $        489
                                                   =============  =============  =============  =============

KEY AVERAGE BALANCES
   Total Securities                                $     48,875   $     50,795   $     50,314   $     48,786
   Total Loans and Leases                               129,748        128,933        125,072        123,624
   Total Assets                                         195,176        191,821        189,466        184,924
   Total Deposits                                       157,022        154,695        153,379        149,998
   Total Borrowed Funds                                 -              -              -                    3

KEY OPERATING RATIOS
   Return on Average Assets                               0.63%          1.10%          1.09%          1.06%
   Return on Equity                                       5.80%          9.72%          9.77%          9.50%
   Tier I Capital Ratio                                  17.04%         17.28%         17.31%         17.43%
   Total Risk Adjusted Capital Ratio                     18.29%         18.54%         18.56%         18.68%

COMMON STOCK
   Per Common Share Data
      Net Income - Basic                           $      (.15)   $       0.23   $       0.23   $       0.21
      Net Income - Diluted                                (.15)           0.23           0.23           0.21
      Market Price                                       21.75           21.00          20.25          19.63


(1) All quarters of 1997 data have been adjusted to reflect the August 31, 1998 acquisition of The Commercial Bank by ComBanc, Inc. wherein each one of the existing 1,188,000 outstanding shares of the Bank's common stock was exchanged for two of ComBanc, Inc.'s common shares, resulting in 2,376,000 outstanding shares.

FORWARD-LOOKING STATEMENTS

      The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2000 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In additional to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward looking statements:
Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements are listed below and are included herein on pages 30 through 48.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEPENDENT AUDITORS' REPORT ---------------------------------     Page 31

CONSOLIDATED BALANCE SHEETS ----------------------------------          32

CONSOLIDATED STATEMENTS OF -

   INCOME------------------------------------------------------         33

   CHANGES IN SHAREHOLDERS' EQUITY ----------------------------         34

   CASH FLOWS -------------------------------------------------         35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --------------------         36



                                   ---oo0oo---

                                                                January 27, 2000


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Shareholders and the Board of Directors
ComBanc, Inc.
Delphos, Ohio


         We have audited the accompanying consolidated balance sheets of ComBanc, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. and Subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for 1999, 1998, and 1997 in conformity with generally accepted accounting principles.





E. S. Evans and Company
Lima, Ohio

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                  -----------


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                                        December 31,
                                                                                         -----------------------------------------
          ASSETS                                                                                1999                  1998
          ------                                                                         -------------------   -------------------

Cash and Due from Banks                                                                  $        7,431,556    $        5,220,900
Interest Bearing Balances in Other Depository Institutions                                           25,678                32,542
Federal Funds Sold                                                                                   83,000             2,708,000
Investment Securities -  Note 2
    Available for Sale                                                                           46,067,309            41,965,338
Loans:
    Real Estate                                                                                  97,040,352            81,607,310
    Home Equity                                                                                     345,779               158,849
    Collateral                                                                                   33,575,696            26,543,897
    Other                                                                                         3,959,539             3,126,512
    Installment                                                                                  27,036,658            30,973,399
                                                                                         -------------------   -------------------
          Total Loans                                                                           161,958,024           142,409,967
    Less:
      Allowance for Loan Losses - Note 3                                                          1,832,014             1,800,070
                                                                                         -------------------   -------------------
          Net Loans                                                                             160,126,010           140,609,897
Accrued Interest Receivable                                                                       1,579,450             1,306,411
Premises and Equipment - Note 4                                                                   2,330,967             2,445,991
Other Assets                                                                                        904,459               371,648
                                                                                         -------------------   -------------------
          Total Assets                                                                   $      218,548,429    $      194,660,727
                                                                                         ===================   ===================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Deposits:
    Savings                                                                              $       26,701,479    $       28,876,973
    NonInterest Bearing Demand Deposits                                                          16,436,818            16,319,483
    Time Deposits - Note 5                                                                       75,637,257            74,121,228
    Time Deposits of $100,000 or More - Note 5                                                   24,130,246            19,587,243
    Interest Bearing Demand Deposits                                                             26,814,290            27,116,085
                                                                                         -------------------   -------------------
          Total Deposits                                                                        169,720,090           166,021,012
Other Borrowed Money - Note 14                                                                   23,002,947             3,500,000
Accrued Expenses and Other Liabilities                                                            3,352,540             2,573,649
                                                                                         -------------------   -------------------
          Total Liabilities                                                                     196,075,577           172,094,661
                                                                                         -------------------   -------------------
Shareholders' Equity:
    Common Stock - No Par Value - Note 1
    5,000,000 Shares Authorized,  2,376,000 Shares
        Issued, and 2,349,000 Shares Outstanding in 1999
        and 2,376,000 Outstanding in 1998                                                         1,237,500             1,237,500
    Capital Surplus                                                                               1,512,500             1,512,500
    Retained Earnings                                                                            20,833,236            19,379,602
    Accumulated Other Comprehensive Income                                                         (532,818)              436,464
    Treasury Stock, at Cost                                                                        (577,566)            -
                                                                                         -------------------   -------------------
          Total Shareholders' Equity                                                             22,472,852            22,566,066
                                                                                         -------------------   -------------------
          Total Liabilities and Shareholders' Equity                                     $      218,548,429    $      194,660,727
                                                                                         ===================   ===================

   The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                  -----------


                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                              For the Years Ended December 31,
                                                                ----------------------------------------------------------
                                                                       1999                 1998                1997
                                                                -----------------    -----------------   -----------------
INTEREST INCOME:
    Interest and Fees on Loans                                  $     12,709,633     $     11,402,788    $     11,040,068
    Interest and Dividends on Investment Securities
      Taxable                                                          1,909,625            2,207,101           2,332,995
      Tax-Exempt                                                         660,028              709,251             684,094
    Interest on Federal Funds Sold                                        27,317              218,590             301,606
    Interest on Deposits with Banks                                       11,344                  595                 493
                                                                -----------------    -----------------   -----------------
          Total Interest Income                                       15,317,947           14,538,325          14,359,256
                                                                -----------------    -----------------   -----------------
INTEREST EXPENSE:
    Interest on Deposits                                               6,362,212            6,680,918           7,021,312
    Interest on Federal Funds Purchased                                 -                          37                  43
    Other Borrowed Funds                                                 558,268               12,182                   -
                                                                -----------------    -----------------   -----------------
          Total Interest Expense                                       6,920,480            6,693,137           7,021,355
                                                                -----------------    -----------------   -----------------
              Net Interest Income                                      8,397,467            7,845,188           7,337,901
    Provision for Possible Loan Losses - Note 3                          360,000              360,000           1,778,447
                                                                -----------------    -----------------   -----------------
Net Interest Income after Provision
    for Loan Loss                                                      8,037,467            7,485,188           5,559,454
                                                                -----------------    -----------------   -----------------
NONINTEREST INCOME:
    Service Charges on Deposit Accounts                                  365,683              327,081             268,092
    Securities Gains/(Losses)                                             52,616                    -              13,467
    Other Operating Income                                               220,281              119,975             103,853
                                                                -----------------    -----------------   -----------------
                                                                         638,580              447,056             385,412
                                                                -----------------    -----------------   -----------------
NONINTEREST EXPENSES:
    Salaries and Wages                                                  1,951,286           1,730,982           1,633,867
    Employee Benefits                                                     763,940             676,284             612,776
    Occupancy Expense                                                     320,944             251,234             267,657
    Furniture and Equipment                                               233,883             245,595             257,066
    Other Expense                                                       1,869,638           1,714,237           1,680,118
                                                                 -----------------    -----------------   -----------------
                                                                        5,139,691           4,618,332           4,451,484
                                                                 -----------------    -----------------   -----------------
INCOME - Before  Income Tax Expense                                     3,536,356           3,313,912           1,493,382
   Income Tax Expense - Note 7                                          1,017,144             930,111             268,057
                                                                 -----------------    -----------------   -----------------

NET INCOME                                                       $      2,519,212     $     2,383,801     $     1,225,325
                                                                 =================    =================   =================

Net Income per Share of Common Stock - Note 1                    $           1.06     $          1.00     $          0.52
Average Shares Outstanding - Note 1                                     2,370,408           2,376,000           2,376,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                  -----------


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                      Accumulated                        Total
                                                                                        Other                            Share-
                                   Common          Capital         Retained          Comprehensive     Treasury         holders'
                                   Stock           Surplus         Earnings            Income           Stock            Equity
                               --------------   --------------  ---------------   ----------------   -------------  ---------------
Balances, 1-1-97               $    1,237,500   $    1,512,500  $    17,515,880   $        231,443   $           -  $    20,497,323
Comprehensive Income
    Net Income                              -                -        1,225,325                  -               -        1,225,325
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of $88,916-Note 2                       -                -                -            172,600               -          172,600
                                                                                                                      -------------
Total Comprehensive
     Income                                                                                                               1,397,925
Cash Dividends                              -                -         (807,840)                 -               -         (807,840)
                               --------------   --------------  ---------------   ----------------   -------------    -------------
Balances, 12-31-97                  1,237,500        1,512,500       17,933,365            404,043               -       21,087,408
Comprehensive Income
    Net Income                              -                -        2,383,801                  -               -        2,383,801
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of $16,701-Note 2                       -                -                -             32,421               -           32,421
                                                                                                                    ---------------
Total Comprehensive
     Income                                                                                                               2,416,222
Cash Dividends                              -                -         (937,564)                 -               -         (937,564)
                               --------------   --------------  ---------------   ----------------   -------------  ---------------
Balances, 12-31-98                  1,237,500        1,512,500       19,379,602            436,464               -       22,566,066
Comprehensive Income
    Net Income                              -                -        2,519,212                  -               -        2,519,212
    Change in Unrealized
    Gain(Loss) on
    Securities Available
    for Sale, Net of Taxes
    of ($499,327) -Note 2                   -                -                -           (969,282)              -         (969,282)
                                                                                                                    ---------------
Total Comprehensive
     Income                                                                                                               1,549,929
Cash Dividends                              -                -       (1,065,578)                 -               -       (1,065,578)
Purchase of 27,000 shares
   Treasury Stock                                                                                         (577,566)        (577,566)
                               --------------   --------------  ---------------   ----------------   -------------  ---------------
Balances, 12-31-99             $    1,237,500   $    1,512,500  $    20,833,236   $       (532,818)  $    (577,566) $    22,472,852
                               ==============   ==============  ===============   ================   =============  ===============


   The accompanying notes are an integral part of the consolidated financial statements.

                                 COMBANC, INC.
                                 DELPHOS, OHIO

                                  -----------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                   For the Years Ended December 31,
                                                                    --------------------------------------------------------------
                                                                           1999                  1998                  1997
                                                                    ------------------    ------------------    ------------------
Cash Flows from Operating Activities:
    Net Income                                                      $        2,519,211    $        2,383,801    $        1,225,325
    Adjustments to Reconcile Net Income to
        Net Cash from Operating Activities:
    Depreciation                                                               304,070               308,159               276,013
    Provision for Loan Loss                                                    360,000               360,000             1,778,447
    (Increase)/Decrease in Other Assets                                       (805,851)              378,375               (72,261)
    Increase in Other Liabilities                                              778,890             1,155,256               155,140
    Net Realized (Gains)/Losses on Securities
        Available for Sale                                                     (52,616)                    -               (13,467)
                                                                    ------------------    ------------------    ------------------
        Net Cash Provided by Operating Activities                            3,103,704             4,585,591             3,349,197
                                                                    ------------------    ------------------    ------------------

Cash Flow from Investing Activities:
    Purchases of Securities Available for Sale                             (25,796,023)          (11,954,378)          (10,095,596)
    Proceeds from Sales of Securities
        Available for Sale                                                   9,386,761             6,099,987             2,006,562
    Proceeds from Maturities of Securities
        Available for Sale                                                  11,390,625            12,444,625             9,416,955
    Net (Increase) in Customer Loans                                       (19,548,057)          (16,369,382)           (1,892,606)
    Net Loans Charged Off                                                     (328,056)             (198,458)           (2,127,431)
    Capital Expenditures                                                      (189,045)             (403,969)             (196,712)
                                                                    ------------------    ------------------    ------------------
        Net Cash Used in Investing Activities                              (25,083,795)          (10,381,575)           (2,888,828)
                                                                    ------------------    ------------------    ------------------

Cash Flow from Financing Activities:
    Net Increase (Decrease)  in Deposit Accounts                             3,699,079            (6,056,262)            9,861,310
    Advances from Federal Home Loan Bank                                    20,534,536             4,500,000                     -
    Payments on Advances from Federal Home
        Loan Bank                                                           (1,031,589)           (1,000,000)                    -
    Purchase of Treasury Stock                                                (577,566)                    -                     -
    Dividends Paid                                                          (1,065,577)             (937,564)             (807,840)
                                                                    ------------------    ------------------    ------------------
        Net Cash Provided by Financing Activities                           21,558,883            (3,493,826)            9,053,470
                                                                    ------------------    ------------------    ------------------
Net Change in Cash and Cash Equivalents                                       (421,208)           (9,289,810)            9,513,839
Cash and Cash Equivalents -
  Beginning of Year                                                          7,961,442            17,251,252             7,737,413
                                                                    ------------------    ------------------    ------------------
  End of Year                                                     $          7,540,234   $         7,961,442   $        17,251,252
                                                                    ==================    ==================    ==================
      Cash Paid During the Year For:
        Interest                                                  $          6,890,244   $         6,973,148   $         6,895,403
        Income Taxes                                                         1,118,100               818,500               362,453

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999

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

      Since substantially the only asset of the Company is the investment in the Bank, these financial statements reflect the consolidated activity for 1999 and 1998 compared with the Bank only for 1997. A reader of these financial statements should refer to The Commercial Bank 1997 Form 10K.

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

Investment Securities

             The Bank's investment securities are classified as Available for Sale. Securities held to maturity are those for which the Bank has the positive intent and ability to hold to maturity. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Securities available for sale are those securities not classified as trading securities nor as securities to be held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized. Gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999


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

Income Taxes

             Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to the allowance for loan losses and the unrealized gain or loss on investment securities. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. ComBanc, Inc. files consolidated income tax return with its subsidiary.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999


Note 1 - Summary of Significant Accounting Policies (continued)

Net Income Per Share

             Net income per share of common stock has been computed on the basis of weighted-average number of shares of common stock outstanding. The 1997 amounts have been restated to reflect the 2,376,000 shares outstanding as a result of the formation of ComBanc, Inc.


Note 2 - Investment Securities

             Carrying amounts and approximate market value of investment securities are summarized as follows:


                                                                                    December 31, 1999
                                                     -------------------------------------------------------------------------------
                                                         Amortized            Unrealized         Unrealized             Fair
                                                            Cost                Gains              Losses               Value
                                                     ------------------     --------------     --------------     ------------------
Securities Available for Sale -
U.S. Treasury Securities                           $                 -    $             -    $             -    $                 -
Agency Securities                                           20,919,531                  -            570,645             20,348,886
Mortgaged Backed Securities                                 13,040,079             19,389            167,803             12,891,665
State and Municipal Securities                              11,643,400             90,095            178,337             11,555,158
Other Securities                                             1,271,600                  -                  -              1,271,600
                                                     ------------------     --------------     --------------     ------------------
        Total                                      $        46,874,610    $       109,484    $       916,785    $        46,067,309
                                                     ==================     ==============     ==============     ==================

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
                                                     ==================     ==============     ==============     ==================



             Government and agency securities have been pledged to secure public funds on deposit in the amounts of $35,523,165 and $22,519,391 for 1999 and 1998, respectively. Included in the other securities category is Federal Home Loan Bank stock in the amount of $1,188,500 for 1999 and $614,600 for 1998 and Federal Reserve Bank stock of $82,500 for both years. Although classified as available for sale, the ownership of these stocks is restricted and lacks a market. Accordingly, both amortized cost and fair value are considered to be purchase cost.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999


Note 2 - Investment Securities - (continued)

             The scheduled maturities of securities at December 31, 1999 were as follows:

                                                           Securities Available
                                                                 for Sale
                                               --------------------------------------------
                                                    Amortized                  Fair
                                                      Cost                    Value
                                               -------------------     --------------------

Due in one year or less                      $          2,224,661    $           2,229,200
Due from 1 - 5 years                                   22,988,323               22,477,367
Due from 6 - 10 years                                   4,202,154                4,185,263
Due > 10 years                                         17,459,472               17,175,479
                                               -------------------     --------------------
        Total                                $         46,874,610    $          46,067,309
                                               ===================     ====================


Note 3 - Allowance for Loan Losses

             Changes in the allowance for loan losses were as follows:

                                                                Years Ended December 31,
                                               -----------------------------------------------------------
                                                     1999                 1998                 1997
                                               -----------------     -----------------    -----------------

Balance, Beginning of Year                   $        1,800,070   $        1,638,528   $        1,987,512
    Provision Charged to Operations                     360,000              360,000            1,778,447
    Loans Charged Off                                  (364,219)            (222,232)          (2,157,209)
    Recoveries                                           36,163               23,774               29,778
                                               -----------------    -----------------    -----------------
Balance, End of Year                         $        1,832,014   $        1,800,070   $        1,638,528
                                               =================    =================    =================


             Impairment of loans having recorded investments of $2,960,523, $894,347, and $1,243,961 at December 31, 1999, 1998, and 1997 has been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. No specific allocation of the allowance for loan losses has been made for these loans. Interest income on impaired loans of $-0-, $17,948, and $16,277 was recognized for cash payments received in 1999, 1998, and 1997, respectively. The Bank has no commitments to loan additional funds to borrowers whose loans have been modified.

             Loans on which the accrual of interest at December 31, 1999 and 1998 has been discontinued amounted to $711,724 and $805,155. Interest income on these loans is recorded only when received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999


Note 4 - Bank Premises and Equipment

             Major classifications of these assets are summarized as follows:

                                                        1999                 1998
                                                  -----------------    ----------------
Land and Improvements                           $          481,076   $         409,550
Buildings                                                2,726,830           2,674,085
Equipment                                                1,918,164           1,853,389
                                                  -----------------    ----------------
        Total Cost                                       5,126,070           4,937,024
Accumulated Depreciation                                (2,795,103)         (2,491,033)
                                                  -----------------    ----------------
        Net Premises and Equipment              $        2,330,967   $       2,445,991
                                                  =================    ================


Note 5 - Deposits

             Time deposits maturing in years ending December 31, as of December 31, 1999:

2000                                           $         72,493,777
2001                                                     19,766,472
2002                                                      4,136,728
2003                                                      2,501,968
2004 and thereafter                                         868,558
                                                 -------------------
      Total                                    $         99,767,503
                                                 ===================


Note 6 - Other Expenses

The following details major other expenses for the years ended December 31, 1999, 1998 and 1997:


                                                     1999                 1998                1997
                                               -----------------   -------------------   ----------------

Advertising                                   $         242,592   $           178,514   $        122,857
Professional Fees                                       222,787               142,092            148,406
Insurance Expense                                        57,776                34,468             41,075
Postage and Delivery Expense                             79,332                79,650             75,810
Printing, Stationary, and Supplies                      183,780               178,530            139,670
Telephone and Communications                             75,167                74,576             75,822
Dues and Memberships                                    178,280               142,434            166,337
Data Processing                                         221,125               199,144            193,416
Director Fees                                           126,675               106,100            123,800
Charitable Contributions                                 25,058                25,609             29,380
State and Other Taxes                                   232,915               311,995            310,756
Other Expense                                           224,151               241,125            252,789
                                               -----------------   -------------------   ----------------
                                              $       1,869,638   $         1,714,237   $      1,680,118
                                               =================   ===================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                December 31, 1999


Note 7 - Income Taxes

             Income taxes in the statement of income are as follows:

                                                      1999                 1998                 1997
                                                -----------------    -----------------    -----------------
Federal Income Tax -
    Currently Payable                         $          950,470   $          910,203   $          193,639
    Deferred                                              45,634               19,908               74,418
State Income Tax                                          21,040                    -                    -
                                                -----------------    -----------------    -----------------
        Net                                   $        1,017,144   $          930,111   $          268,057
                                                =================    =================    =================


             Accumulated deferred income taxes of $772,627 and $262,096 for 1999 and 1998, respectively represent the tax effect of the cumulative excess of provision for loan losses over the deduction for federal income tax purposes, and the tax effect of the net change in unrealized appreciation on securities available for sale. The principal reasons for the difference in the effective tax rate and the federal statutory rate are as follows:


                                                  1999           1998          1997
                                               ----------     ----------    ----------
Statutory Federal Income Tax Rate                   34.0 %         34.0 %        34.0 %
Effect on Rate of -
    Tax Exempt Securities Income                    (6.8)          (7.9)        (18.4)
    Non-deductible Interest Expense                  1.6            2.0           2.4
                                               ----------     ----------    ----------
Effective Tax Rate                                  28.8 %         28.1 %        18.0 %
                                               ==========     ==========    ==========


Note 8 - Pension Plan

             The Bank has a non-contributory money purchase profit sharing plan covering substantially all employees who have met certain eligibility requirements. The amount of the contribution is determined annually by the Board of Directors. The amount charged to operations was $255,986 in 1999, $252,658 in 1998, and $216,845 in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 9 - Related Party Transactions

             The Bank has entered into transactions with its directors and executive officers (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1999 and 1998 was $1,480,313 and $1,505,611.

                                               1999              1998
                                           ----------        ----------
Total Available Credit                     $1,480,313        $1,505,611
Beginning Balance                           1,087,324           755,298
New Loans                                     320,672           145,694
Advances                                       53,482           275,931
Repayments                                    382,697            89,634
Other Changes                                      56                35
                                           ----------        ----------

Balance, December 31                       $1,078,837        $1,087,324
                                           ==========        ==========

Other charges include payoff charges and annual fees.

Note 10 - Financial Instruments with Off-Balance Sheet Risk

             The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

             At December 31, 1999, the Bank had commitments to customers for $757,200 of standby letters of credit and $13,777,418 of loan commitments.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 10 - Financial Instruments with Off-Balance Sheet Risk (continued)

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

Note 11 - Concentration of Credit

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

Note 12 - Commitments and Contingent Liabilities

             The Bank is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

Note 13 - Fair Value of Financial Instruments

             In December 1991, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" which requires disclosure of fair value information about both on and off-balance-sheet financial instruments for which it is practicable to estimate that value, effective for the 1995 financial statements. For many of the Bank's financial instruments, however, an available trading market does not exist; therefore, significant estimations and present value calculations were used to determine fair values as described below. Changes in estimates and assumptions could have a significant impact on these fair values.

       Cash and Cash Equivalents and Accrued Interest - For cash and due from banks, Federal Funds Sold and Accrued Interest, the carrying value is a reasonable estimate of fair value.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 13 - Fair Value of Financial Instruments - (continued)

       Deposit Liabilities - The fair values of noninterest bearing deposits, savings, NOW and money market deposit accounts are, by definition, equal to the amount payable on demand at the reporting date. The carrying value of variable rate, fixed-term time deposits and certificates of deposit approximate their fair values. For fixed-rate certificates of deposit, fair values are estimated using a discounted cash flow analysis based on rates currently offered for deposits of similar remaining maturities.

       Other Borrowed Money - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

             The following table summarizes the estimated fair values of the Bank's financial instruments at December 31, 1999 and 1998:

                                                      1999                                        1998
                                          ------------------------------          ---------------------------------
                                           Carrying               Fair              Carrying                Fair
                                            Amount                Value              Amount                 Value
                                          ------------       ------------         ------------         ------------
Financial Assets -
  Cash and Cash Equivalents               $  7,457,234       $  7,457,234         $  7,961,442         $  7,961,442
  Investment Securities                     46,067,309         46,067,309           41,965,338           41,965,338
  Net Loans                                160,126,010        158,031,000          140,609,897          147,272,000
  Accrued Interest Receivable                1,579,450          1,579,450            1,306,411            1,306,411

Financial Liabilities -
  Deposits                                 169,720,090        169,147,000          166,021,012          167,314,000
  Advances from FHLB                        23,002,947         23,002,947            3,500,000            3,500,000
  Accrued Interest Payable                     864,074            864,074              833,838              833,838


Note 14 - Federal Home Loan Bank Line of Credit

             The Bank is a member of the Federal Home Loan Bank (FHLB) and at December 31, 1999 and December 31, 1998, respectively, had a line of credit in the amount of $35,000,000 and $25,000,000. Outstanding borrowings at December 31, 1999 and 1998 amounted to $23,002,947 and $3,500,000 respectively. Any borrowings under this type of line will be secured by FHLB stock and mortgages owned by the Bank totaling 150% of the outstanding borrowings. The Bank has the option of selecting from both variable and fixed rate loan products.

             At December 31, 1999 and 1998, advances from the FHLB of Cincinnati with fixed interest rates ranging from 4.56% to 6.94% for 1999 and from 4.21% to 4.56% for 1998 mature in the year ending December 31 as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


Note 14 - Continued

                                       1999                 1998
                                   -----------           -----------
2000                               $         -           $         -
2001                                         -                     -
2002                                         -                     -
2003                                         -                     -
2004                                         -                     -
Thereafter                           7,543,747             2,000,000
                                   -----------           -----------
Fixed Rate Notes                   $ 7,543,747           $ 2,000,000
Variable Rate Notes                 15,459,200             1,500,000
                                   -----------           -----------

Total FHLB Borrowings              $23,002,947           $ 3,500,000
                                   ===========           ===========


Note 15 - Regulatory Matters

             The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amount and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

             As of December 31, 1999, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain certain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

The Bank's actual and required amounts and ratios are as follows (dollars in thousands):

                                                                                                       To Be Well Capitalized Under
                                                                                 For Capital             the Prompt Corrective
                                                       Actual                 Adequacy Purposes            Action Provision
                                           ---------------------------- ----------------------------  ---------------------------
                                                 Amount        Ratio         Amount         Ratio        Amount         Ratio
                                           ----------------  ---------- ----------------  ----------  -------------  ------------
As of December 31, 1999
    Total Risk-Based Capital
        (to Risk-Weighted Assets)
     Consolidated                           $       24,805       16.7%    $ >11,918         >8.0%      $ >14,822       >10.0%
                                                                            -               -                          -
     Commercial Bank                                24,275       16.5%      >11,811         >8.0%        >14,764       >10.0%
                                                                            -               -                          -
    Tier I Capital
        (to Risk-Weighted Assets)
     Consolidated                                   22,973       15.4%      > 5,959         >4.0%        > 8,934       > 6.0%
                                                                            -               -            -             -
     Commercial Bank                                14,962       10.1%      > 5,905         >4.0%        > 8,858       > 6.0%
                                                                            -               -            -             -
    Tier I Capital (to Average Assets)
     Consolidated                                   22,973       10.7%      > 8,567         >4.0%        >10,709       > 5.0%
                                                                            -               -            -             -
     Commercial Bank                                14,962        7.0%      > 8,569         >4.0%        >10,711       > 5.0%
                                                                            -               -            -             -
As of December 31, 1998
    Total Risk-Based Capital
        (to Risk-Weighted Assets)
     Consolidated                                   23,724       18.1%      >10,460         >8.0%        >13,075       >10.0%
                                                                            -               -            -             -
     Commercial Bank                                22,717       17.5%      >10,407         >8.0%        >13,008       >10.0%
                                                                            -               -            -             -
    Tier I Capital
        (to Risk-Weighted Assets)
     Consolidated                                   22,088       16.9%      > 5,230         >4.0%        > 7,845       > 6.0%
                                                                            -               -            -             -
     Commercial Bank                                14,059       10.8%      > 5,203         >4.0%        > 7,805       > 6.0%
                                                                            -               -            -             -
    Tier I Capital (to Average Assets)
     Consolidated                                   22,088       11.4%      > 7,734         >4.0%        > 9,668       > 5.0%
                                                                            -               -            -             -
     Commercial Bank                                14,059        7.3%      > 7,736         >4.0%        > 9,670       > 5.0%
                                                                            -               -            -             -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Note 16 - Parent Company Financial Statements

The condensed financial statements of ComBanc, Inc., prepared on a parent company Unconsolidated basis, are presented as follows:

                          PARENT COMPANY BALANCE SHEET

                                                                   December 31,
                                                         --------------------------------
ASSETS                                                        1999               1998
------                                                   ------------        ------------
Cash and Due from Banks                                  $     27,000        $     12,000
Investments in and Receivables Due From Subsidiary         22,430,000          22,512,000
Intangible Assets                                              33,000              42,000
Other Assets                                                    4,000                -
                                                         ------------        ------------
        Total Assets                                     $ 22,494,000        $ 22,566,000
                                                         ============        ============

LIABILITIES
Other Liabilities                                        $     21,000        $       -
                                                         ------------        ------------
        Total Liabilities                                $     21,000        $       -
                                                         ------------        ------------

SHAREHOLDERS EQUITY
Common Stock                                             $  1,237,000        $  1,237,000
Capital Surplus                                             1,513,000           1,513,000
Retained Earnings                                          20,834,000          19,380,000
Accumulated Other Comprehensive Income                       (533,000)            436,000
Treasury Stock                                               (578,000)               -
                                                         ------------        ------------
        Total Equity Capital                               22,473,000          22,566,000
                                                         ============        ============
        Total Liabilities and Equity Capital             $ 22,494,000        $ 22,566,000
                                                         ============        ============

                         PARENT COMPANY INCOME STATEMENT
                         -------------------------------

                                                                           For Years
                                                                             Ended
                                                                          December 31,
                                                                 ---------------------------
                                                                   1999               1998
                                                                 ---------------  ----------
Operating Income
   Dividends                                                     $1,440,000       $     -
   Interest                                                         400,000             -
                                                                 ----------       ----------
        Total Operating Income                                    1,840,000             -
                                                                 ----------       ----------

Operating Expense
   Interest Expense
                                                                       -               1,000
   Other Expense                                                    112,000           45,000
                                                                 ----------       ----------
        Total Operating Expense                                     112,000           46,000
                                                                 ----------       ----------

Income (Loss) - Before Federal Income Taxes                       1,728,000          (46,000)
Federal Income Tax Expense                                          112,000          (16,000)
                                                                 ----------       ----------
Income (Loss) Before Undistributed Income of Subsidiary           1,616,000          (30,000)
Equity in Undistributed Income (Losses) of Bank Subsidiary          903,000          892,000
                                                                 ----------       ----------
                                                                  2,519,000          862,000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

                     PARENT COMPANY STATEMENT OF CASH FLOWS


                                                                           For the Year     For the Year
                                                                             Ended             Ended
                                                                           December 31,      December 31,
                                                                              1999             1998
                                                                          --------------     ------------
Cash Flows From Operating Activities:
   Net Income                                                             $ 2,519,000        $   862,000
   Equity in Undistributed (Earning) Losses of Subsidiaries                  (902,000)          (892,000)
   Net Change in Other Liabilities                                             21,000
   Net Change in Other Assets                                                   5,000         (8,058,000)
                                                                          -----------        -----------
          Total Adjustments                                                  (876,000)        (8,950,000)
                                                                          -----------        -----------
          Net Cash Provided (Used) by Operating Activities                  1,643,000         (8,088,000)
                                                                          -----------        -----------

Cash Flows from Investing Activities:
   Sale or Repayment of Investments in and Advances to Subsidiaries            15,000          8,635,000
                                                                          -----------        -----------
          Net Cash Provided (Used) by Investing Activities                     15,000          8,635,000
                                                                          -----------        -----------

Cash Flows from Financing Activities:
   Proceeds from Purchased Funds and Other Short-Term Borrowings                 --               45,000
   Repayments of Purchased Funds and Other Short-Term Borrowings                 --              (45,000)
   Payment to Repurchase Common Stock                                         577,000               --
   Dividends Paid                                                           1,066,000           (535,000)
                                                                          -----------        -----------
          Net Cash Provided (Used) by Financing Activities                 (1,643,000)          (535,000)
                                                                          -----------        -----------

Net (Decrease) Increase in Cash and Cash Equivalents                           15,000             12,000
Cash and Cash Equivalents at Beginning of Year                                 12,000               --
                                                                          -----------        -----------
Cash and Cash Equivalents, Current Year-to-Date                           $    27,000        $    12,000
                                                                          ===========        ===========

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

EXECUTIVE OFFICERS
Name                                     Principal
----                                     ---------
                                         Occupation
                                         ----------

Rebecca L. Minnig (43)                   1989 - V.P., Cashier, and
                                         Security Officer
                                         1992 - Senior V.P. Operations
                                         1998 - Senior V.P. Operations and
                                         Corporate Secretary

James W. Vincent (41)                    1992 - Senior V.P. Loans
                                         1995 - Senior V.P. Loans
                                         and Corporate Secretary
                                         1998 - Senior V.P. Commercial Loans

Kathleen A. Miller (39)                  1990 - Controller
                                         1997 - Vice President, CFO and
                                         Systems Manager
                                         1999 - Senior Vice President, CFO and
                                         Systems Manager

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a)   (1) Financial Statements.
        For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Consolidated
        Financial Statements" in Item 8 Consolidated Financial Statements and Supplementary Data at page 30.

        (2)  Financial Statement Schedules.
        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (3)  Exhibits.
        Exhibits filed with this annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 52.

  (b)   Reports on Form 8-K.
        There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

  (c)   Exhibits.
        Exhibits filed with this Annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 52.

  (d)   Financial Statement Schedules.
        None

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ComBanc, Inc.



Date:   February 25, 2000                       By:  Paul G. Wreede, President


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                         Date                    Capacity
             ----                         ----                    --------
Paul G. Wreede                                            President and Director

Ronald R. Elwer                                           Executive Vice President and Director

Elmer J. Helmkamp                                         Chairman and Director

Kathleen A. Miller                                        Senior Vice President and CFO

Gary A. DeWyer                                            Director

Richard R. Thompson                                       Director

Dwain I. Metzger                                          Director

C. Stanley Strayer                                        Director



Date:        February 25, 2000

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999



                                  EXHIBIT INDEX


         The Exhibits listed below are filed herewith or incorporated by reference to other filings.

Exhibit No.  Description                                                                         Page No.
-----------  -----------                                                                         --------
3.1      Amended and Restated Certificate of Incorporation                           Incorporated herein by
                     of the Company                                                  reference to Registrant's
                                                                                     1998 Form 10-K dated
                                                                                     February 26, 1999, filed
                                                                                     March 1999 ("Form 10-K")
                                                                                     (Exhibit 3.1)

3.2      Bylaws of the Company                                                       Incorporated herein by
                                                                                     reference to Registrant's
                                                                                     1998 Form 10-K
                                                                                     (Exhibit 3.2)

21.1     Subsidiaries of the Company                                                       53

23.1     Consent of Independent Auditors                                                   54

27       Financial Data Schedule
