Form 10-Q
period 2000-03-31
COMBANC INC
filed 2000-05-10
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000
                               -------------------------------------------------

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
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----       -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,328,776 shares of the Bank's common stock (no par value) were outstanding as of April 30, 2000.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2000 FORM 10-Q

                                TABLE OF CONTENTS




                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet                                       3

              Consolidated Statement of Income                                 4

              Consolidated Statement of Cash Flows                             5

              Notes to Consolidated Financial Statements                       6

Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7

Item 3.       Quantitative and Qualitative Disclosures and Market Risk         9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               11

Item 6.       Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)
                                   (unaudited)



                                                                                  March 31,       December 31,
                           ASSETS                                                   2000              1999
                           ------                                               ------------      ------------
                                                                                          (see notes)
Cash and Due from Banks                                                         $      4,482      $      7,457
Federal Funds Sold                                                                     1,390                83
                                                                                ------------      ------------
        Cash and Cash Equivalents                                                      5,872             7,540
Investment Securities -
    Available for Sale                                                                45,520            46,067
Loans                                                                                165,057           161,958
Allowance for Loan Losses                                                             (1,776)           (1,832)
                                                                                ------------      ------------
        Net Loans                                                                    163,281           160,126
Premises and Equipment                                                                 2,402             2,331
Other Assets                                                                           2,651             2,484
                                                                                ------------      ------------
        Total Assets                                                            $    219,726      $    218,548
                                                                                ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits -
    Noninterest Bearing                                                         $     15,556      $     16,437
    Interest Bearing                                                                 154,810           153,283
                                                                                ------------      ------------
        Total Deposits                                                               170,366           169,720
Other Liabilities                                                                      4,215             3,352
Short Term Borrowings                                                                 15,016            15,459
Long Term Debt                                                                         7,486             7,544
                                                                                ------------      ------------
        Total Liabilities                                                            197,083           196,075
                                                                                ------------      ------------
Commitments and Contingent Liabilities                                                     -                 -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,343,500 outstanding                                                      1,237             1,237
    Capital Surplus                                                                    1,513             1,513
    Retained Earnings                                                                 21,168            20,834
    Accumulated Other Comprehensive Loss                                                (603)             (533)
    Treasury Stock - 32,500 and 27,000 shares at cost                                   (672)             (578)
                                                                                ------------      ------------
        Total Shareholders' Equity                                                    22,643            22,473
                                                                                ------------      ------------
        Total Liabilities and Shareholders' Equity                              $    219,726      $    218,548
                                                                                ============      ============

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------

                        CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                              March 31
                                                                                    ------------------------------
                                                                                        2000              1999
                                                                                    ------------      ------------
Interest Income:
    Interest and Fees on Loans                                                      $      3,281      $      3,006
    Interest and Dividends on Investments -
        Taxable                                                                              520               415
        Tax-Exempt                                                                           152               167
        Equity Securities                                                                     21                11
    Interest on Federal Funds Sold                                                             6                 9
    Interest on Balances due from Depository Institutions                                      -                 8
                                                                                    ------------      ------------
            Total Interest Income                                                          3,980             3,616
                                                                                    ------------      ------------
Interest Expense:
    Interest on Deposits                                                                   1,636             1,572
    Interest on Short-term Borrowings                                                        222                63
    Interest on Long-Term Debt                                                               100                 -
                                                                                    ------------      ------------
            Total Interest Expense                                                         1,958             1,635
                                                                                    ------------      ------------
            Net Interest Income                                                            2,022             1,981
    Provision for Loan Losses                                                                105                90
                                                                                    ------------      ------------
Net Interest Income after Provision for
    Loan Losses                                                                            1,917             1,891

Other Income:
    Service Charges on Deposit Accounts                                                       71                81
    Other Operating Income                                                                    71                23
                                                                                    ------------      ------------
            Total Other Income                                                               142               104
                                                                                    ------------      ------------

Other Expenses:
    Salaries and Employee Benefits                                                           676               719
    Net Occupancy                                                                            115               139
    Other Operating Expenses                                                                 475               432
                                                                                    ------------      ------------
            Total Other Expenses                                                           1,266             1,290
                                                                                    ------------      ------------

Income - before Income Tax Expense                                                           793               705
     Income Tax Expense                                                                      199               212
                                                                                    ------------      ------------

Net Income                                                                          $        594      $        493
                                                                                    ============      ============
Earnings Per Share                                                                  $       0.25      $       0.21
Cash Dividends Per Share                                                            $       0.11      $       0.10

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                  ------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                          For the Three Months
                                                                                               March 31,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
Cash Flows from Operating Activities:
    Net Income                                                                       $        594     $        493
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                           58               68
        Provision for Loan Loss                                                               105               90
        Federal Home Loan Bank stock dividends                                                (21)               -
        Investment Securities Amortization, Net                                                 2             (291)
        Change in Other Assets and Other Liabilities                                          660            1,550
                                                                                     ------------     ------------
            Net Cash Provided by Operating Activities                                       1,398            1,910
                                                                                     ------------     ------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                                     (56)          (4,609)
    Proceeds from Maturities of Securities
        Available for Sale                                                                    494            4,907
    Net Change in Loans                                                                    (3,260)          (5,663)
    Purchases of Premises and Equipment                                                      (129)              (6)
                                                                                     -------------    ------------
            Net Cash Used in Investing Activities                                          (2,951)          (5,371)

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                            646           (2,094)
    Proceeds from Borrowing                                                                 1,000            1,380
    Repayment of Federal Home Loan Bank Advances                                           (1,501)               -
    Dividends Paid                                                                           (260)            (237)
                                                                                     ------------     ------------
            Net Cash Provided by Financing Activities                                        (115)            (951)
                                                                                     ------------     ------------
Net Change in Cash and Cash Equivalents                                                    (1,668)          (4,412)

Cash and Cash Equivalents -
                                                                                     ------------     ------------
    Beginning of Year                                                                       7,540            7,962
                                                                                     ------------     ------------
    End of Period                                                                    $      5,872     $      3,550
                                                                                     ============     ============

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of those expected for the remainder of the year.

The Consolidated Balance Sheet at December 31, 1999 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earning per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding at March 31, 2000 and March 31, 1999 was 2,348,396 and 2,376,000 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $ 9,994,000 and $13,777,000 at March 31, 2000 and December 31, 1999.

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

FINANCIAL CONDITION

Cash and due from banks decreased 40.0% from December 31, 1999 due to placement of excess Year 2000 cash into loans and debt repayment.

Investment securities decreased $547,000 since year end 1999. All investments have been designated available for sale, and which could be sold for liquidity or other reasons. These securities are reported at fair value with a net unrealized appreciation (depreciation) included as a separate component of shareholders' equity, net of tax.

Total loans increased 1.9% from year end 1999. Real estate loans increased 3.6% from $97,040,000 at December 31, 1999 to $100,524,000 at March 31, 2000.

Total deposits increased $646,000.00 between December 31, 1999 and March 31, 2000. The Corporation continues to pay competitive rates on deposit accounts and has continued to provide a variety of products on both personal and business levels.

Other borrowed money includes funds borrowed from the Federal Home Loan Bank to fund the bank's increased loan requests. These borrowed funds were reduced from $23,003,000 at December 31, 1999 to $22,502,000 at March 31, 2000 with excess cash that was available at year end 1999.

Total shareholder's equity grew by $170,000 since last quarter. This growth was slightly reduced due to the purchase of treasury stock and the additional depreciation in market value of investment securities.


RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The Bank's net interest income increased 1.4%, to $1,917,000 for the quarter ended March 31, 2000 from $1,891,000 for the first quarter of 1999. These increases were due to a slower increase in the cost of deposits compared to the increase in earning asset yields during the first quarter of 2000 as well as an increase in the average balance of real estate and commercial loans. Investment securities income increased 17% to $693,000 in the first quarter of 2000 from 593,000 in the first quarter of 1999 due mainly to an increase in yield.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------


The provision for loan loss increased to $105,000 for the first quarter 2000 compared to $90,000 for the first quarter of 1999 due to an anticipated increase in charge-offs for the year 2000.

Non-interest income for the three months ended March 31, 2000 increased 37% to $142,000 from $104,000 in the first quarter of 1999. These increases were largely attributable to an increase in fee income such as fees on loans.

Non-interest expense for the quarter decreased $24,000 to $1,266,000 from $1,290,000 the previous quarter. Salaries and fringe benefits decreased due to one less bi-weekly pay period in the first quarter of 2000. Occupancy expense decreased during the quarter ended March 31, 2000 due to several fully depreciated assets. Other expenses increased $43,000 to $475,000 from $432,000 mainly due to an increase in legal fees and ATM charges.

Earnings per share increased to 19% to .25 per share from .21 per share in 1999. Per share earnings are computed based on 2,348,396 weighted-average number of shares outstanding for first quarter 2000 and 2,376,000 weighted-average common shares outstanding for first quarter 1999.


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

Based on the respective regulatory capital ratios at March 31, 2000, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------


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

Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 2000 the Bank's liquid assets amounted to $51,392,000, or 23% of total assets compared with 25% at December 31, 1999. Management considers its liquidity to be adequate to meet its normal funding requirements.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of March, 2000 to December 31, 1999.

Principal Amount Maturing in:
(Dollars in Thousands)


                                                    First                 Years
                                                    Year                  1 to 5           Thereafter         Total
                                                   -------               -------           ----------        --------
Comparison of 3/31/00 to 12/31/99
Total rate sensitive assets:
     At December 31,1999                           $54,513               $80,083            $73,538          $208,134
     At March 31,2000                               58,762                80,290             72,941          $211,993
                                                   -------               -------            -------          --------

      Increase (Decrease)                            4,249                   207               (597)            3,859

Total rate sensitive liabilities:
     At December 31,1999                           $96,834               $53,978            $25,474          $176,286
     At March 31,2000                               95,814                54,967             26,538           177,318
                                                   -------               -------            -------          --------

      Increase (Decrease)                           (1,020)                  989              1,064             1,032

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------



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

At March 31, 2000, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

         (b) Form 8-K was filed during the quarter ended March 31, 2000, to reflect the change in accounting firms.

         (c)  Exhibit 27.  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COMBANC, INC.


Date:              May 5, 2000                     /s/ Paul G. Wreede
                                                   -----------------------------
                                                   Paul G. Wreede
                                                   President, CEO, and Director



Date:              May 5, 2000                     /s/ Kathleen A. Miller
                                                   -----------------------------
                                                   Kathleen A. Miller
                                                   Senior Vice President & CFO

                                  Exhibit Index


Exhibit No.                     Description
-----------                     -----------

   27                           Financial Data Schedule