Form 10-Q
period 2000-06-30
COMBANC INC
filed 2000-08-14
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June  30, 2000
                               ------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                     to
                               -------------------    -------------------

                                  COMBANC, INC.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 34-1853493
-------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


230 E. Second St., P.O. Box 429, Delphos, Ohio               45833
-------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


                                 (419) 695-1055
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,328,776 shares of the Bank's common stock (no par value) were outstanding as of July 31, 2000.

                          COMBANC, INC. AND SUBSIDIARY

                             JUNE 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet                                          3

              Consolidated Statement of Income                                    4

              Consolidated Statement of Cash Flows                                6

              Notes to Consolidated Financial Statements                          7

Item 2.       Management's Discussion and Analysis of Financial Condition         8
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk         11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                  12

Item 4.       Submission of Matters to a Vote of Security Holders                12

Item 6.       Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                       13


                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                           CONSOLIDATED BALANCE SHEET
                                ($ in thousands)
                                   (unaudited)


                                                           June 30,        December 31,
                       ASSETS                                2000              1999
                       ------                           --------------    --------------
                                                                   (see notes)
Cash and Due from Banks                                 $        4,311    $        7,457
Federal Funds Sold                                               1,005                83
                                                        --------------    --------------
        Cash and Cash Equivalents                                5,316             7,540
Investment Securities -
    Available for Sale                                          45,608            46,067
Loans                                                          167,973           161,958
Allowance for Loan Losses                                       (1,151)           (1,832)
                                                        --------------    --------------
        Net Loans                                              166,822           160,126
Premises and Equipment                                           2,380             2,331
Other Assets                                                     2,982             2,484
                                                        --------------    --------------
        Total Assets                                    $      223,108    $      218,548
                                                        ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits -
    Noninterest Bearing                                 $       14,399    $       16,437
    Interest Bearing                                           153,149           153,283
                                                        --------------    --------------
        Total Deposits                                         167,548           169,720
Other Liabilities                                                3,841             3,352
Short Term Borrowings                                           19,368            15,459
Long Term Debt                                                   9,549             7,544
                                                        --------------    --------------
        Total Liabilities                                      200,306           196,075
                                                        --------------    --------------
Commitments and Contingent Liabilities                               -                 -

Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,328,776 outstanding                                1,237             1,237
    Capital Surplus                                              1,513             1,513
    Retained Earnings                                           21,502            20,834
    Accumulated Other Comprehensive Loss                          (527)             (533)
    Treasury Stock - 47,224 and 27,000 shares at cost             (923)             (578)
                                                        --------------    --------------
        Total Shareholders' Equity                              22,802            22,473
                                                        --------------    --------------
        Total Liabilities and Shareholders' Equity      $      223,108    $      218,548
                                                        ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                        CONSOLIDATED STATEMENT OF INCOME
                      ($ in thousands, except per share data)
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                  June 30,
                                                                               ----------------------------------------

                                                                                      2000                  1999
                                                                               -----------------     ------------------
Interest Income:
---------------
    Interest and Fees on Loans                                               $            3,549    $             3,142
    Interest and Dividends on Investments -
        Taxable                                                                             515                    450
        Tax-Exempt                                                                          153                    168
        Equity Securities                                                                     -                     13
    Interest on Federal Funds Sold                                                            5                     11
    Interest on Balances due from Depository Institutions                                     -                      3
                                                                               -----------------     ------------------
            Total Interest Income                                                         4,222                  3,787
                                                                               -----------------     ------------------

Interest Expense:
----------------
    Interest on Deposits                                                                  1,676                  1,614
    Interest on Short-term Borrowings                                                       247                     44
    Interest on Long-Term Debt                                                              137                     22
                                                                               -----------------     ------------------
            Total Interest Expense                                                        2,060                  1,680
                                                                               -----------------     ------------------
            Net Interest Income                                                           2,162                  2,107
    Provision for Loan Losses                                                               105                     90
                                                                               -----------------     ------------------
Net Interest Income after Provision for
    Loan Losses                                                                           2,057                  2,017

Other Income:
------------
    Service Charges on Deposit Accounts                                                     129                     87
    Other Operating Income                                                                   17                     40
                                                                               -----------------     ------------------
            Total Other Income                                                              146                    127
                                                                               -----------------     ------------------

Other Expenses
--------------
    Salaries and Employee Benefits                                                          805                    664
    Net Occupancy                                                                           109                    130
    Other Operating Expenses                                                                431                    448
                                                                               -----------------     ------------------
            Total Other Expenses                                                          1,345                  1,242
                                                                               -----------------     ------------------

Income - before Income Tax Expense                                                          858                    902
------
     Income Tax Expense                                                                     269                    248
                                                                               -----------------     ------------------

Net Income                                                                   $              589    $               654
----------
                                                                               =================     ==================
Earnings Per Share                                                           $             0.25    $              0.28
Cash Dividends Per Share                                                     $             0.11    $              0.10


The accompanying notes are an integral part of the consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                        CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    -------------------------------

                                                                                        2000              1999
                                                                                    -------------     -------------
Interest Income:
---------------
    Interest and Fees on Loans                                                      $      6,830      $      6,148
    Interest and Dividends on Investments -
        Taxable                                                                            1,035               865
        Tax-Exempt                                                                           305               335
        Equity Securities                                                                     21                24
    Interest on Federal Funds Sold                                                            11                20
    Interest on Balances due from Depository Institutions                                      -                11
                                                                                    -------------     -------------
            Total Interest Income                                                          8,202             7,403
                                                                                    -------------     -------------

Interest Expense:
----------------
    Interest on Deposits                                                                   3,312             3,186
    Interest on Short-term Borrowings                                                        469               107
    Interest on Long-Term Debt                                                               237                22
                                                                                    -------------     -------------
            Total Interest Expense                                                         4,018             3,315
                                                                                    -------------     -------------
            Net Interest Income                                                            4,184             4,088
    Provision for Loan Losses                                                                210               180
                                                                                    -------------     -------------
Net Interest Income after Provision for
    Loan Losses                                                                            3,974             3,908

Other Income:
------------
    Service Charges on Deposit Accounts                                                      200               168
    Other Operating Income                                                                    88                63
                                                                                    -------------     -------------
            Total Other Income                                                               288               231
                                                                                    -------------     -------------

Other Expenses
--------------
    Salaries and Employee Benefits                                                         1,481             1,383
    Net Occupancy                                                                            224               269
    Other Operating Expenses                                                                 906               880
                                                                                    -------------     -------------
            Total Other Expenses                                                           2,611             2,532
                                                                                    -------------     -------------

Income - before Income Tax Expense                                                         1,651             1,607
------
     Income Tax Expense                                                                      468               460
                                                                                    -------------     -------------

Net Income                                                                          $      1,183      $      1,147
----------
                                                                                    =============     =============
Earnings Per Share                                                                  $       0.50      $       0.48
Cash Dividends Per Share                                                            $       0.22      $       0.20


The accompanying notes are an integral part of the consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                2000             1999
                                                                            -------------    -------------
Cash Flows from Operating Activities:
------------------------------------
    Net Income                                                              $      1,183     $       1,147
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                 116              137
        Provision for Loan Loss                                                      210              180
        Federal Home Loan Bank stock dividends                                       (21)               -
        Investment Securities Amortization, Net                                       (3)               -
        Change in Other Assets and Other Liabilities                                  (9)            (393)
                                                                            -------------    -------------
            Net Cash Provided by Operating Activities                              1,476            1,071
                                                                            -------------    -------------

Cash Flows from Investing Activities:
------------------------------------
    Purchases of Securities Available for Sale/FHLB Stock                           (444)         (11,169)
    Proceeds from Maturities of Securities
        Available for Sale                                                           933            8,983
    Net Change in Loans                                                           (6,906)         (12,881)
    Purchases of Premises and Equipment                                             (165)             (87)
                                                                            -------------    -------------
            Net Cash Used in Investing Activities                                 (6,582)         (15,154)

Cash Flows from Financing Activities:
------------------------------------
    Net change in Deposit Accounts                                                (2,172)             826
    Proceeds from Borrowing                                                        6,054           10,852
    Repayment of Federal Home Loan Bank Advances                                    (140)
    Purchase of Treasury Stock                                                      (345)               -
    Dividends Paid                                                                  (515)            (475)
                                                                            -------------    -------------
            Net Cash Provided by Financing Activities                              2,882           11,203
                                                                            -------------    -------------
Net Change in Cash and Cash Equivalents                                           (2,224)          (2,880)
    Beginning of Year                                                              7,540            7,962
                                                                            -------------    -------------
    End of Period                                                           $      5,316     $      5,082
                                                                            =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of those expected for the remainder of the year.

The Consolidated Balance Sheet at December 31, 1999 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earning per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the six months ending June 30, 2000 and June 30, 1999 were 2,338,829 and 2,375,390 respectively. The weighted-average shares outstanding for the quarter ending June 30, 2000 and June 30, 1999 were 2,329,261 and 2,374,786 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $11,908,000 and $13,777,000 at June 30, 2000 and December 31, 1999.

The Bank has committed to the construction of a Corporate Center that will serve as an operations and processing site for all offices. The approximate cost the project, including furniture and equipment, is $2,500,000.00.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


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

FINANCIAL CONDITION

Total assets increased 2.1% from $218,548,000 at December 31, 1999 to $223,108,000 at June 30, 2000.

Cash and due from banks decreased 42.2% or $3,146,000 from December 31, 1999. Excess cash for year 2000 contingency was used to fund loan requests for the first two quarters 2000.

Total gross loans increased 3.7% or $6,015,000 from December 31, 1999 to $167,973,000 on June 30, 2000. Real estate loans increased $7,925,000 or 8.2%
from year end due to a strong local real estate market. Installment loans decreased 7.4% to $25,039,000 from $27,037,000 at December 31, 1999 primarily due to the desire to reduce indirect auto loans.

The Reserve for Loan Loss, at June 30, 2000, was .69% of total loans. The $681,000 reduction in the reserve is due primarily to the charge off of a large installment loan.

Total deposits decreased 1.3% from $169,720,000 on December 31, 1999 to $167,548,000 on June 30, 2000. The majority of this decrease occurred in non-interest bearing deposits, specifically, checking accounts. Certificate balances have remained consistent. Management intends to maintain deposit levels by offering competitive market rates and provide a variety of products on both personal and business levels.

Short term borrowing from the Federal Home Loan Bank increased $3,909,000 or 25.3% since year end. Long term debt, or borrowings with a maturity of greater than one year, from the Federal Home Loan Bank, increased $2,005,000 or 26.6% since December 31, 1999. This money was used to fund the increased demand for real estate loans.

Total shareholders equity increased $329,000 to $22,802,000. Included in the overall increase was a $345,000 reduction in capital for the purchase of an additional 20,224 shares of treasury stock since year end.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO


RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income increased $96,000 for the six months ended June 30, 2000 from a year ago, and increased $55,000 for the quarter ended June 30, 2000 as compared to June 30, 1999.

Total interest income increased $435,000 to $4,222,000 from $3,787,000 for the quarter ended June 30, 2000. Total interest income increased $799,000 to $8,202,000 for the six months ended June 30, 2000 from $7,403,000 for the six months ended June 30, 1999. Interest and fees on loans increased $682,000 or 11.1% over the same time last year. This increase is due to both the increased volume of real estate loans as well as an increase in the overall market rates. Taxable investment income increased 19.7% for the first half of 2000 for a total of $1,035,000 compared to $865,000 for the first half of 1999 due primarily to adjustments in variable rate investments.

Total interest expense increased 21.0% or $703,000 from $3,315,000 for the six months ended June 30, 1999 to $4,018,000 for the six months ended June 30, 2000. Interest on deposits increased $126,000 or 4.0% due to an increase in certificate interest rates. Interest on short and long term borrowings increased $362,000 and $215,000 respectively due to the increased volume to support loan funding as well as increased interest rates. Interest expense for the quarter increased $380,000 or 22.6% from the same period last year.

Total other income increased 25% for the six month period ending June 30, 2000 and 15% for the quarter ending June 30, 2000 from the same periods in 1999. Additional income from service charges on interest checking and ATM and ACH fees, as well as collection and fees on loans have attributed to the increase.

Non-interest expense increased 3.1% or $79,000 to $2,611,000 for the six months ending June 30, 2000 compared to $2,532,000 in 1999. Non-interest expense increased 8.3% for the quarter ending June 30, 2000. Salaries and benefits increased $98,000 over the past six months mainly due to increased employee salaries and an increase in insurance claims and cost. Net occupancy decreased $45,000 over the past six months due to a decrease in depreciation expense and maintenance on building and equipment. Other operating expenses have increased $26,000 to $906,000 in June of 2000 from $880,000 in June of 1999 due mainly to an increase in legal fees in connection with collection efforts.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At June 30, 2000 the bank maintained a Tier I capital ratio of 15.29%, total capital ratio of 16.04% and Tier I leverage ratio of 10.51%.

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

Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At June 30, 2000 the Bank's liquid assets amounted to $50,924,000 or 22.8% of total assets compared with 25% at December 31, 1999. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO



Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of June 30, 2000 to December 31, 1999.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                   First                  Years
                                                   Year                   1 to 5        Thereafter         Total
                                                   ----                   ------        ----------         -----
Comparison of 6/30/00 to 12/31/99
Total rate sensitive assets:
     At December 31,1999                          $54,513               $80,083          $73,538          $208,134
     At June 30, 2000                              58,007                82,528           74,098           214,633

      Increase (Decrease)                           3,494                 2,445              560             6,449

Total rate sensitive liabilities:
     At December 31,1999                          $96,834               $53,978          $25,474          $176,286
     At June 30, 2000                              98,220                59,317           24,546           182,083

      Increase (Decrease)                           1,386                 5,339             (928)            5,797


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

At June 30, 2000, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank which have not been disclosed herein.


Item 4 - Submission of Matters to a Vote of Security Holders

The Annual meeting was held April 10, 2000. The following Directors were elected to terms expiring in 2001.

                                      For                  Withheld
                                      ---                  --------
Gary A. DeWyer                     1,731,419                9,216
Richard R. Thompson                1,731,055                9,580
Dwain I. Metzger                   1,730,355               10,280
C. Stanley Strayer                 1,731,755                8,880
Paul G. Wreede                     1,723,927               16,708
Ronald R. Elwer                    1,730,955                9,680



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

                                     COMBANC, INC.

                                     /s/ Paul G. Wreede
Date:     August 3, 2000             -----------------------------
                                     Paul G. Wreede
                                     President, CEO, and Director


                                     /s/ Kathleen A. Miller
Date:     August 3, 2000             -----------------------------
                                     Kathleen A. Miller
                                     Senior Vice President & CFO

                                  Exhibit Index


Exhibit No.             Description
-----------             -----------

   27                   Financial Data Schedule