Form 10-Q
period 2000-09-30
COMBANC INC
filed 2000-11-08
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                              --------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from                    to
                               ------------------    -------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


230 E. Second St., P. O. Box 429, Delphos, Ohio                          45833
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,328,776 shares of the Bank's common stock (no par value) were outstanding as of October 31, 2000.

                          COMBANC, INC. AND SUBSIDIARY

                          SEPTEMBER 30, 2000 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                       Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheet                                                                       3

              Condensed Consolidated Statement of Income                                                                 4

              Condensed Consolidated Statement of Cash Flows                                                             6

              Notes to Condensed Consolidated Financial Statements                                                       7

Item 2. Management's Discussion and Analysis of Financial Condition                                                      8
                  and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                      11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                               12

Item 6. Exhibits and Reports on Form 8-K                                                                                12

SIGNATURES                                                                                                              13

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in thousands)
                                   (unaudited)

                                                                                          September 30,      December 31,
                           ASSETS                                                             2000               1999
                           ------                                                         -------------      -------------
Cash and Due from Banks                                                                 $        4,776     $       7,457
Federal Funds Sold                                                                                  48                83
                                                                                          -------------     -------------
        Cash and Cash Equivalents                                                                4,824             7,540
Investment Securities -
    Available for Sale                                                                          44,882            46,067
Loans                                                                                          169,138           161,958
Allowance for Loan Losses                                                                       (1,272)           (1,832)
                                                                                          -------------     -------------
        Net Loans                                                                              167,866           160,126
Premises and Equipment                                                                           2,387             2,331
Other Assets                                                                                     2,963             2,484
                                                                                          -------------     -------------
        Total Assets                                                                    $      222,922     $     218,548
                                                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Deposits -
    Noninterest Bearing                                                                 $       14,726    $       16,437
    Interest Bearing                                                                           157,774           153,283
                                                                                          -------------     -------------
        Total Deposits                                                                         172,500           169,720
Other Liabilities                                                                                4,660             3,352
Short Term Borrowings                                                                           11,973            15,459
Long Term Debt                                                                                  10,355             7,544
                                                                                          -------------     -------------
        Total Liabilities                                                                      199,488           196,075
                                                                                          -------------     -------------

Commitments and Contingent Liabilities
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,328,776 outstanding                                                                1,237             1,237
    Capital Surplus                                                                              1,513             1,513
    Retained Earnings                                                                           21,905            20,834
    Accumulated Other Comprehensive Loss                                                          (298)             (533)
    Treasury Stock - 47,224 and 27,000 shares at cost                                             (923)             (578)
                                                                                          -------------     -------------
        Total Shareholders' Equity                                                              23,434            22,473
                                                                                          -------------     -------------
        Total Liabilities and Shareholders' Equity                                      $      222,922    $      218,548
                                                                                          =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           COMBANC, INC AND SUBSIDIARY
                                  DELPHOS, OHIO

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                  (unaudited)

                                                                                          Three Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------

                                                                                     2000                  1999
                                                                               -----------------     ------------------
Interest Income:
    Interest and Fees on Loans                                               $            3,684    $             3,216
    Interest and Dividends on Investments -
        Taxable                                                                             510                    466
        Tax-Exempt                                                                          151                    165
        Equity Securities                                                                    55                     11
    Interest on Federal Funds Sold                                                            2                      3
    Interest on Balances due from Depository Institutions                                     1                      -
                                                                               -----------------     ------------------
            Total Interest Income                                                         4,403                  3,861
                                                                               -----------------     ------------------

Interest Expense:
    Interest on Deposits                                                                  1,800                  1,567
    Interest on Short-term Borrowings                                                       353                    164
    Interest on Long-Term Debt                                                              107                     30
                                                                               -----------------     ------------------
            Total Interest Expense                                                        2,260                  1,761
                                                                               -----------------     ------------------
            Net Interest Income                                                           2,143                  2,100
    Provision for Loan Losses                                                               105                     90
                                                                               -----------------     ------------------
Net Interest Income after Provision for
    Loan Losses                                                                           2,038                  2,010

Other Income:
    Service Charges on Deposit Accounts                                                     110                     98
    Other Operating Income                                                                   51                     60
    Gain on the Sale of Available for Sale Securities                                         -                     52
                                                                               -----------------     ------------------
            Total Other Income                                                              161                    210
                                                                               -----------------     ------------------

Other Expenses
    Salaries and Employee Benefits                                                          682                    728
    Net Occupancy                                                                           113                    127
    Other Operating Expenses                                                                491                    427
                                                                               -----------------     ------------------
            Total Other Expenses                                                          1,286                  1,282
                                                                               -----------------     ------------------

Income - before Income Tax Expense                                                          913                    938
     Income Tax Expense                                                                     254                    295
                                                                               -----------------     ------------------

Net Income                                                                   $              659    $               643
                                                                               =================     ==================
Earnings Per Share                                                           $             0.28    $              0.27
Cash Dividends Per Share                                                     $             0.11    $              0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------

                                                                                        2000              1999
                                                                                    -------------     -------------
Interest Income:
    Interest and Fees on Loans                                                    $       10,514    $        9,364
    Interest and Dividends on Investments -
        Taxable                                                                            1,545             1,331
        Tax-Exempt                                                                           456               500
        Equity Securities                                                                     76                35
    Interest on Federal Funds Sold                                                            13                23
    Interest on Balances due from Depository Institutions                                      1                11
                                                                                    -------------     -------------
            Total Interest Income                                                         12,605            11,264
                                                                                    -------------     -------------

Interest Expense:
    Interest on Deposits                                                                   5,112             4,753
    Interest on Short-term Borrowings                                                        822               271
    Interest on Long-Term Debt                                                               344                52
                                                                                    -------------     -------------
            Total Interest Expense                                                         6,278             5,076
                                                                                    -------------     -------------
            Net Interest Income                                                            6,327             6,188
    Provision for Loan Losses                                                                315               270
                                                                                    -------------     -------------
Net Interest Income after Provision for
    Loan Losses                                                                            6,012             5,918

Other Income:
    Service Charges on Deposit Accounts                                                      310               266
    Other Operating Income                                                                   139               123
    Realized Gain on Available for Sale Securities                                             -                52
                                                                                    -------------     -------------
            Total Other Income                                                               449               441
                                                                                    -------------     -------------

Other Expenses
    Salaries and Employee Benefits                                                         2,163             2,111
    Net Occupancy                                                                            337               396
    Other Operating Expenses                                                               1,397             1,307
                                                                                    -------------     -------------
            Total Other Expenses                                                           3,897             3,814
                                                                                    -------------     -------------

Income - before Income Tax Expense                                                         2,564             2,545
     Income Tax Expense                                                                      722               755
                                                                                    -------------     -------------

Net Income                                                                        $        1,842    $        1,790
                                                                                    =============     =============
Earnings Per Share                                                                $         0.79    $         0.75
Cash Dividends Per Share                                                          $         0.33    $         0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                        For the Nine Months Ended
                                                                                                                September 30
                                                                                                      ------------------------------
                                                                                                          2000             1999
                                                                                                      -------------    -------------
Cash Flows from Operating Activities:
    Net Income                                                                                      $       1,842    $        1,790
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                                           157              228
        Provision for Loan Loss                                                                                315              270
        Federal Home Loan Bank stock dividends                                                                 (73)             (33)
        Investment Securities Amortization, Net                                                                 (9)              82
        Change in Other Assets and Other Liabilities                                                           708            1,123
                                                                                                      -------------    -------------
            Net Cash Provided by Operating Activities                                                        2,940            3,460
                                                                                                      -------------    -------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                                                     (444)         (20,346)
    Proceeds from Maturities of Securities
        Available for Sale                                                                                   2,067           16,926
    Net Change in Loans                                                                                     (8,055)         (15,066)
    Purchases of Premises and Equipment                                                                       (213)            (126)
                                                                                                      -------------    -------------
            Net Cash Used in Investing Activities                                                           (6,645)         (18,612)

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                                           2,780           (1,082)
    Proceeds from Borrowing                                                                                  3,145           14,484
    Repayment of Federal Home Loan Bank Advances                                                            (3,820)             (10)
    Purchase of Treasury Stock                                                                                (345)            (180)
    Dividends Paid                                                                                            (771)            (712)
                                                                                                      -------------    -------------
            Net Cash Provided by Financing Activities                                                          989           12,500
                                                                                                      -------------    -------------
Net Change in Cash and Cash Equivalents                                                                     (2,716)          (2,652)
    Beginning of Year                                                                                        7,540            7,962
                                                                                                      -------------    -------------
    End of Period                                                                                   $        4,824   $        5,310
                                                                                                      =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 1999 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earning per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the nine months ending September 30, 2000 and September 30, 1999 were 2,335,453 and 2,373,972 respectively. The weighted-average shares outstanding for the quarter ending September 30, 2000 and September 30, 1999 were 2,328,776 and 2,371,182 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $12,325,000 and $13,777,000 at September 30, 2000 and December 31, 1999.

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

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

ENTITY STATUS

On April 13, 1998, The Commercial Bank became a wholly-owned subsidiary of the newly formed ComBanc, Inc., a one-bank holding company. Since ComBanc's only significant asset is the investment in The Commercial Bank, the following discussion will focus on the operations of The Commercial Bank.

FINANCIAL CONDITION

Total assets increased 2.0% from $218,548,000 at December 31, 1999 to $222,922,000 at September 30, 2000.

Cash and due from banks decreased 36.0% or $2,681,000 from December 31, 1999. Excess cash for year 2000 contingency was used to fund loan requests.

Total gross loans increased 4.4% or $7,180,000 from December 31, 1999 to $169,138,000 on September 30, 2000. Real estate loans increased $9,151,000 or 9.4% from year end due to a strong local real estate market. Installment loans decreased 9.3% to $24,529,000 from $27,039,000 at December 31, 1999 primarily due to the desire to reduce indirect auto loans.

The Allowance for Loan Loss, at September 30, 2000, was .75% of total loans. The $560,000 reduction in the allowance is due primarily to the charge off of a large installment loan in the amount of $705,000. Management evaluated the allowance at year end 1999 and determined that it was sufficiently funded for this charge off.

Total deposits increased 1.6% from $169,720,000 on December 31, 1999 to $172,500,000 on September 30, 2000. The majority of this increase occurred in certificate balances which have increased $5,167,000 or 6.0% from December 31, 1999. Management intends to maintain deposit levels by offering competitive market rates and provide a variety of products on both personal and business levels.

Short term borrowing from the Federal Home Loan Bank decreased $3,486,000 or 22.6% since year end. Long term debt, or borrowings with a maturity of greater than one year, from the Federal Home Loan Bank, increased $2,811,000 or 37.3% since December 31, 1999. This money was used to fund the increased demand for real estate loans.

Total shareholders equity increased 4.3% or 961,000 to $23,434,000. Included in the overall increase was a $345,000 reduction in capital for the purchase of an additional 20,224 shares of treasury stock since year end as well as a reduction in the after tax unrealized loss on Available for Sale Securities.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income increased $139,000 for the nine months ended September 30, 2000 from a year ago, and increased $43,000 for the quarter ended September 30, 2000 as compared to September 30, 1999.

Total interest income increased $542,000 to $4,403,000 from $3,861,000 for the quarter ended September 30, 2000. Total interest income increased $1,341,000, to $12,605,000 for the nine months ended September 30, 2000 from $11,264,000 for the nine months ended September 30, 1999. Interest and fees on loans increased $1,150,000 or 12.3% over the same time last year. This increase is due to both the increased volume of real estate loans as well as an increase in the overall market rates. Taxable investment income increased 16.1% for the first nine months of 2000 for a total of $1,545,000 compared to $1,331,000 for the first nine months of 1999 due primarily to adjustments in variable rate investments.

Total interest expense increased 23.7% or $1,202,000 from $5,076,000 for the nine months ended September 30, 1999 to $6,278,000 for the nine months ended September 30, 2000. Interest on deposits increased $359,000 or 7.6% for the nine month period due to an increase in certificate interest rates as well as an eight million dollar increase in the volume of certificates from a year ago. Interest on short and long term borrowings increased $551,000 and $292,000 respectively due to the increased volume to support loan funding as well as increased interest rates. Interest expense for the quarter increased $499,000 or 28.3% from the same period last year.

Non-interest income decreased $49,000 for quarter ending September 30, 2000 from September 30, 1999 due mainly to the securities gain of $52,000 that was recorded in the third quarter of 1999 while no sales have occurred in the year 2000.

Non-interest expense increased 2.2% or $83,000 to $3,897,000 for the nine months ending September 30, 2000 compared to $3,814,000 in 1999. Salaries and benefits increased $52,000 over the past nine months mainly due to an increase in insurance claims and cost. Net occupancy decreased $59,000 over the past nine months due to a decrease in depreciation expense and maintenance on building and equipment. Other operating expenses have increased $90,000 to $1,397,000 in September of 2000 from $1,307,000 in September of 1999 due mainly to an increase in legal fees in connection with collection efforts.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At September 30, 2000 ComBanc, Inc. maintained a Tier I capital ratio of 15.59 %, total capital ratio of 16.43% and Tier I leverage ratio of 10.65%. The Bank maintained a Tier I capital ratio of 10.45%, total capital ratio of 16.51% and Tier I leverage ratio of 7.14%.

Based on the respective regulatory capital ratios at September 30, 2000, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.


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

Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 2000 the Bank's liquid assets amounted to $ 49,706,000 or 22% of total assets compared with 25% at December 31, 1999. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 1999. The following table compares rate sensitive assets and liabilities as of September 30, 2000 to December 31, 1999.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                      First          Years
                                                      Year           1 to 5       Thereafter       Total
                                                      ----           ------       ----------       -----
Comparison of 9/30/00 to 12/31/99
Total rate sensitive assets:
     At December 31,1999                              $54,513        $80,083      $73,538          $208,134
     At September  30, 2000                            58,330         82,719       73,044           214,093

      Increase (Decrease)                               3,817          2,636         (494)            5,959

Total rate sensitive liabilities:
     At December 31,1999                              $96,834        $53,978      $25,474          $176,286
     At September 30, 2000                             89,387         65,627       25,088           180,102

      Increase (Decrease)                              (7,447)        11,649         (386)            3,816

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

At September 30, 2000, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

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

                                              COMBANC, INC.


Date: October 31, 2000                        /s/ Paul G. Wreede
                                              ----------------------------------
                                              Paul G. Wreede
                                              President, CEO, and Director



Date: October 31, 2000                        /s/ Kathleen A. Miller
                                              ----------------------------------
                                              Kathleen A. Miller
                                              Senior Vice President & CFO

                                  Exhibit Index

Exhibit No.                             Description
-----------                             -----------
   27                                   Financial Data Schedule