Form 10-K405
period 2000-12-31
COMBANC INC
filed 2001-03-14
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                      to
                                     --------------------    -------------------

                        Commission File Number: 000-24925

                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

230 E. Second St., P. O. Box 429 Delphos, Ohio              45833
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (419) 695-1055
                                                  ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Shares, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X          No
                                           ---------        ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the actual trade price of the Common Shares of the Registrant on February 1, 2001, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $33,375,709.

2,301,773 shares of the registrant's common shares were outstanding on February 1, 2001.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders for the fiscal year ended December 31, 2000, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         On April 13, 1998, shareholders of The Commercial Bank (the "Bank") approved a Merger Agreement ("Agreement") pursuant to which ComBanc, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange of shares between the shareholders of the Bank and the Company. After the share exchange which became effective on August 31, 1998, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as The Commercial Bank. Under the terms of the Agreement, each one of the existing outstanding shares of the Bank's common stock was exchanged for two of the Company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same percentage of shares in the Company as the Bank. The shares of the company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in Section 3(a) (12) of the Act. As a result of this transaction, the Company is the successor issuer to the Bank pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

         The Company, through its wholly owned subsidiary, the Bank, operates a single line of business. The Bank is a full service bank chartered under the laws of the State of Ohio and offers a broad range of loan and deposit products to business and individual customers.

         At February 1, 2001, the Company had 85 full time equivalent employees.

MARKET AREA AND COMPETITION

         The Bank has served the area since its incorporation in 1877 and is engaged in providing service to the Allen, Putnam and Van Wert Counties in northwestern Ohio. Business is conducted from its main office in Delphos, Ohio and from four other branches located in Lima, Elida and Gomer Ohio. Lima has a population of approximately 45,000 and is located 15 miles east of Delphos. The Bank's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. The Company and the Bank compete not only with financial institutions based in Ohio, but also with a number of large out-of-state banks, bank holding companies and other financial and non-bank institutions. Some of the financial and other institutions operating in the same markets are engaged in national operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Bank.

         The principal factors in successfully competing for deposits are convenient office locations and remote service units, flexible hours, competitive interest rates and services, while those relating to loans are competitive interest rates, the range of lending services offered, and lending fees. The bank provides 24 hour service through its ATM network and telephone banking product. The bank will also be adding internet banking to its product line in the first half of 2001 to provide customers the added convenience of banking online. The Company believes that the local character of the Bank's businesses and their community bank management philosophy enables them to compete successfully in their respective market areas. However, it is anticipated that competition will continue to increase in the years ahead.

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

SUPERVISION AND REGULATION

         The Company is a registered bank holding company under the Bank Holding Company Act of 1956 as amended, and is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on the behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries.

         The Bank is regulated by the Ohio Division of Financial Institutions as an Ohio state bank. Additionally, the Bank is regulated by the Board of Governors of the Federal Reserve System ("FRS") as a member of the Federal Reserve System. The regulatory agencies have the authority to regularly examine the Bank and the Bank is subject to the regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") and, therefore, the Bank is subject to FDIC regulations. A subsidiary of a bank holding company can be liable to reimburse the FDIC, if the FDIC incurs or anticipates a loss because of a default of another FDIC insured subsidiary of the bank holding company or in connection with any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as indicated below.

         Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of the banks including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition and a framework for calculation of risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0% is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

         ComBanc, Inc. and The Commercial Bank currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

         The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

         The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. The Commercial Bank may not pay dividends to ComBanc, Inc. if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Commercial Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and /or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

         Deposits of The Commercial Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC may increase its rates if necessary to restore the fund's ratio of reserve to insured deposits or decrease rates if the target level has been met. Assessments are based on the risk the institution poses to the deposit insurance fund and are determined by the institution's capital level and the FDIC's level of supervisory concern about the institution.

LOAN PORTFOLIO

         The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:


                                        2000              1999                  1998                1997                1996
                                 ---------------    ----------------     -----------------   -----------------   -----------------
                                                                       (Dollars in Thousands)
Real Estate Loans:
    Construction                 $  7,734    4.6%   $  8,701     5.4%    $  6,727     4.7%   $  6,334     5.0%   $  4,836     3.9%
    Mortgage                      118,488   69.9%    109,086    67.3%      91,442    64.3%     71,474    56.8%     73,657    59.4%
Commercial, Financial and
    Agricultural Loans             22,400   13.2%     21,966    13.6%      17,937    12.6%     19,008    15.1%     21,665    17.4%
Installment and
   Credit Card Loans               19,298   11.4%     21,192    13.1%      25,192    17.7%     26,392    20.9%     21,144    17.0%
Other Loans                            46    0.0%         35     0.0%          51     0.0%         32     0.0%         16     0.0%
Municipal Loans                     1,564    0.9%        978     0.6%       1,061     0.7%      2,801     2.2%      2,830     2.3%
                                 --------  -----    --------   -----     --------   -----    --------   -----    --------   -----
          Total                   169,530  100.0%    161,958   100.0%     142,410   100.0%    126,041   100.0%    124,148   100.0%
                                           =====               =====                =====               =====               =====
Less:
    Allowance for Credit Losses     1,331              1,832                1,800               1,639               1,988
                                 --------           --------             --------            --------            --------
          Total Net Loans        $168,199           $160,126             $140,610            $124,402            $122,160
                                 ========           ========             ========            ========            ========


         The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 2000. The amounts are also classified according to their sensitivity to changes in interest rates:


                                                                After 1
                                                Within        But Within         After
                                                1 Year        Five Years        Five Years      Total
FIXED RATE LOANS:
   Real Estate - Construction                 $   5,354       $     266        $  1,617      $  7,237
   Commercial                                     4,498           7,302           2,071        13,871

ADJUSTABLE RATE LOANS:
   Real Estate - Construction                        --             497              --           497
   Commercial                                     8,529              --              --         8,529

TOTAL FIXED AND ADJUSTABLE RATE:
   Real Estate - Construction                 $   5,354       $     763        $  1,617      $  7,734
   Commercial                                    13,027           7,302           2,071        22,400


         General Purpose. Lending of funds provides a principle source of revenue for the Bank. Since the bank is a lending institution and is committed to fulfill the legitimate credit needs of businesses and individuals throughout the community, the Bank's lending responsibility is (1) to provide a profitable base of income; (2) to fulfill the credit needs of its community; and (3) to consider productive lending opportunities in other sectors consistent with economic conditions and availability of funds.

         The Bank provides a range of commercial and consumer banking services. These services reflect the Bank's strategy of serving small to medium-size businesses and individual customers. The Bank's lending strategy is focused on real estate loans, commercial loans and consumer loans.

         One-to-Four Family Residential Real Estate Loans. As part of the lending activity, the Bank originates permanent loans secured by one-to-four family properties, for owner-occupied and non-owner-occupied, located within the Bank's primary market area. Each of such loans is for the purpose of purchase, refinance, or improvement of the property and is secured by a mortgage on the underlying real estate and improvements thereon. The principal amounts of all loans secured by first lien on one-to-four family properties totaled $59,759,000 as of December 31, 2000.

         Multifamily Residential Real Estate Loans. In addition to loans on one-to-four family properties, the Bank makes loans secured by multifamily properties containing over four units. Multifamily lending is generally considered to involve a higher degree of risk because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The Bank attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees, when appropriate, on loans made to corporations, partnerships, and limited liability corporations.

         Construction Loans. The Bank offers loans for owner-occupied and non-owner-occupied construction of one-to-four family properties. The Bank also originates construction loans for multifamily and nonresidential real estate projects. Generally, these loans involve greater underwriting and default risks than do loans secured by mortgages on existing properties.

         Nonresidential Real Estate Loans. The Bank also makes loans secured by nonresidential real estate consisting of nursing homes, churches, office properties and various retail and other income-producing properties. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by carefully evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt-service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

         Real estate loans have accounted for a significant portion of the growth in the Bank's loan portfolio in recent years. Real estate mortgage loans make up 69.9% of the Bank's portfolio with a balance of $118,488,000 at December 31, 2000. Real estate construction loans represent 4.6% or $7,734,000 of the real estate loan portfolio at December 31, 2000.

         Commercial Loans. The Bank is active in the commercial loan market by offering term loans and operating loans. Loans within the commercial loan portfolio are typically secured by corporate assets and with credit enhancement through appropriate guarantees, assignments of accounts or life insurance when needed. Commercial lending entails significant risks. Because such loans are secured by inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of default. Loan-to-value guidelines in the Bank's lending policy aid in underwriting and risk assessment of the commercial loans. Although the Bank seeks a strong collateral position, prudent underwriting practices and cash-flow analysis help to minimize the Bank's risk.

         Commercial Loans, including agricultural loans, represent 13.2% or $22,400,000 of the Bank's loan portfolio at December 31, 2000. Municipal loans totaled $1,564,000 or .9% of total loans.

         Consumer Loans. The Bank makes various types of consumer loans, automobile loans, secured loans, and unsecured loans including credit cards and home equity loans. These loans generally have shorter terms and higher interest rates than real estate loans. They do involve more credit risk and dictate higher interest rates. Consumer loans, except home equity lines of credit, are generally made at fixed rates of interest for terms of up to 66 months. Home equity lines of credit generally have interest rates that adjust monthly, based upon changes in the New York Prime Rate as listed in the Wall Street Journal.

         Consumer loans, whether unsecured or secured by rapidly depreciating assets such as automobiles, may entail greater risks. Repossessed collateral of a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The cost of collecting the remaining deficiency is often disproportionate to the amount of the deficiency. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and are therefore more likely to be adversely affected by job loss, personal family situations, illness or bankruptcy. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Despite the increased risk associated with consumer lending, consumer loans typically provide a higher rate of return and have shorter terms to maturity which assist the Bank in managing the interest rate sensitivity of its assets and liabilities.

         Consumer loans, including credit card loans, accounted for $19,298,000 or 11.4% of total loans at December 31, 2000.

         The Bank does not make loans to any foreign entities.

         Non-Accrual, Past Due And Restructured Loans. Management addresses all loans individually when considering a loan for non-accrual. The general policy of the bank requires that commercial and consumer loans be placed on non-accrual when they become 120 days delinquent. Real estate loans will be subject to non-accrual status when a past due principal and/or interest payment is delinquent 120 days. It is within the discretion of management to deviate on a case-by-case basis from policy after individual review of a credit.

         Management will place any loan delinquent more than 90 days past due on the Bank's watch list, along with previously-classified assets and loans in bankruptcy. The Bank has adopted for its loan policy the Uniform Retail Credit Classification and Account Management Policy, as established by the (FFIEC) Interagency Policy Statement, for guidance in managing the retail (consumer) delinquencies. Foreclosure or liquidation of collateral is considered and reviewed by management in conjunction with the approving authority on an individual basis, to determine the Bank's exposure, course of action and most effective way of avoiding or minimizing a loss. The allowance for loan and lease loss is monitored for its adequacy and reported in detail to the Bank's Loan Committee. Interest previously accrued on non-accrual loans and not yet paid is charged against the Reserve for Loan Loss at the time the loan is charged-off. Interest earned thereafter is only included in income to the extent that it is received in cash.


         The following table presents the aggregate amounts of non-performing loans on the dates indicated:

(in thousands)


                                                                    December 31,
                                          ----------------------------------------------------------------
                                               2000        1999          1998         1997         1996
                                          ------------ -----------   -----------   ----------   ----------
Non-Accrual                                 $    542     $   712      $   805       $   982      $ 3,093
Contractually Past Due 90 Days or More
    as to Principal or Interest                2,587       2,413          621         1,086          805
                                            --------     -------      -------       -------      -------
                                            $  3,129     $ 3,125      $ 1,426       $ 2,068      $ 3,898
                                            ========     =======      =======       =======      =======
Non-Performing Loans to Total Loans             1.85%       1.93%        1.00%         1.64%        3.14%


         The Bank purchased certain lease receivables and extended loans with an aggregate outstanding principal balance at December 31, 2000 and December 31, 1999 of $361,000 and $525,000 to The Bennett Funding Group, Inc. which remain subject to the Bennett bankruptcy proceedings commenced in March, 1996. During 1997, a total of $1,959,000 of Bennett loans were charged down. The bankruptcy judge has ruled that the Bank is a secured creditor but this decision has been appealed by the bankruptcy trustee. Due to the complexity of the remaining legal issues, management and the Bank's legal counsel are currently unable to form an opinion as to the likely outcome of the Bank's position with respect to the remaining Bennett portfolio. For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, the amount of interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $81,000, $131,000, $84,000, $93,000, and $266,000, none of which was recognized.

         As of December 31, 2000, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

         At December 31, 2000, the Bank's percentage of non-performing loans to total loans was 1.85% as compared to 1.93% of total loans at December 31, 1999.


SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollars in Thousands)

                                                                                       Year Ended December 31,
                                                                     2000          1999        1998        1997         1996
                                                                 -----------   ----------   ----------  -----------  -----------
Balance of Allowance at Beginning of Year                        $     1,832   $    1,800   $    1,639  $     1,988  $     1,880
                                                                 -----------   ----------   ----------  -----------  -----------
Loans Actually Charged Off -
    Real Estate - Construction                                            --           --           --           --           --
    Real Estate - Mortgage                                                --           --           15            4           24
    Commercial, Financial and Agricultural                                96          106           26        2,011            4
    Installment and Credit Card                                          890          258          182          142           73
                                                                 -----------   ----------   ----------  -----------  -----------
                                                                         986          364          223        2,157          101
                                                                 -----------   ----------   ----------  -----------  -----------
Recoveries of Loans Previously Charged Off -
    Real Estate - Construction                                            --           --           --           --           10
    Real Estate - Mortgage                                                --           --           --           11           --
    Commercial, Financial and Agricultural                                10           --            3            8            7
    Installment and Credit Card                                           55           36           21           11           12
                                                                 -----------   ----------   ----------  -----------  -----------
                                                                          65           36           24           30           29
                                                                 -----------   ----------   ----------  -----------  -----------
Net Charge-Offs (Recoveries)                                             921          328          199        2,127           72
                                                                 -----------   ----------   ----------  -----------  -----------
Addition to Allowance Charged to Expense                                 420          360          360        1,778          180
                                                                 -----------   ----------   ----------  -----------  -----------
Balance of Allowance at Year-End                                 $     1,331   $    1,832   $    1,800  $     1,639  $     1,988
                                                                 ===========   ==========   ==========  ===========  ===========
Ratio of Net Charge-Offs to Avg. Loans Outstanding                      0.55%        0.21%        0.15%        1.69%        0.06%
Ratio of Allowance for Credit Losses to Total Loans                     0.79%        1.14%        1.26%        1.30%        1.60%

         Allowance And Provision For Loan Losses. The Bank maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for the commercial loan portfolio. The bank has changed from allocating a weighted average loss to a category of loans to determine adequate allowances to a specific allocation based upon management review as stated below. The Executive Loan Officers review, on a quarterly basis, the status of all credit relationships of greater than $250,000 or appearing on the banks watch list, and assign or reassign judgmental grades. The grades indicate the risk level of the loans to the Bank and loss allowances are established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. The Bank will specifically allocate an amount that is deemed appropriate based on the valuation of the collateral for each loan reviewed. The sum of the specific allocations determined by management and allocated for by reviewing the watch list will be added to the result of the historical rate of loss on each of these three categories times the remaining balances in these categories. The historical rate of loss on consumer balances, commercial balances and real estate balances, excluding those classified, will be determined based on the three-year history.

         At year end 2000, the allowance had a balance of $1,331,000, or .79% of total loans, compared to $1,832,000, or 1.14% of total loans, at year end 1999. The provision for loan losses was $420,000 for the year ended December 31, 2000 compared to $360,000 for the year ended December 31, 1999. The increase was a result of growth of the loan portfolio, which was 4.68% for the year combined with an increase in net charge-offs of $921,000 from $328,000 in 1999. Management expects the Bank to make significant recoveries on two (2) accounts in the calendar year 2001. Adjustments to the provision are considered at each quarterly review, along with applying an economic adjustment indicator relative to the local, regional and national economy as determined by management.

         All loans charged off during the year ended December 31, 2000 were either consumer or commercial. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in reducing charge-offs, the Bank has a loan collection department. In addition, management's goal is to establish a proper product mix to maximize earnings and maintain a sufficient allowance while growing the Bank in the commercial area. Should charge-offs increase, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio as calculated in the allowance for loan and lease losses. The Bank's three-year history of losses is $986,000 in 2000, $364,000 in 1999 and $223,000 in 1998. These totals represent a large loss in the installment area in 2000 that is not anticipated for ensuing years.

INVESTMENT PORTFOLIO

         The following table sets forth the value of the Bank's investment securities at the respective year end for each of the last three years.


                                                                    December 31, 2000
                                                 ----------------------------------------------------------
                                                  Amortized     Unrealized       Unrealized       Fair
                                                     Cost         Gains            Losses         Value
                                                 -----------    ----------       ----------    ------------
Securities Available for Sale -
Agency Securities                                $    18,958    $       50       $      130    $     18,878
Mortgaged Backed Securities                           10,762           102               47          10,817
State and Municipal Securities                        10,339           241               15          10,565
                                                 -----------    ----------       ----------    ------------
          Total                                  $    40,059    $      393       $      192    $     40,260
                                                 ===========    ==========       ==========    ============


                                                                    December 31, 1999
                                                 ----------------------------------------------------------
                                                  Amortized     Unrealized       Unrealized       Fair
                                                     Cost         Gains            Losses         Value
                                                 -----------    ----------       ----------    ------------
Securities Available for Sale -
Agency Securities                                $    20,920    $       --       $      571    $     20,349
Mortgaged Backed Securities                           13,040            19              168          12,891
State and Municipal Securities                        11,643            90              178          11,555
                                                 -----------    ----------       ----------    ------------
          Total                                  $    45,603    $      109       $      917    $     44,795
                                                 ===========    ==========       ==========    ============


                                                                    December 31, 1998
                                                 ----------------------------------------------------------
                                                  Amortized     Unrealized       Unrealized       Fair
                                                     Cost         Gains            Losses         Value
                                                 -----------    ----------       ----------    ------------

Securities Available for Sale -
U.S. Treasury Securities                         $     8,030    $       62       $       --    $      8,092
Agency Securities                                      9,519            56               24           9,551
Mortgaged Backed Securities                           10,626            66               48          10,644
State and Municipal Securities                        12,431           558                8          12,981
                                                 -----------    ----------       ----------    ------------
          Total                                  $    40,606    $      742       $       80    $     41,268
                                                 ===========    ==========       ==========    ============

         There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Treasury and U. S. Government agencies.

         The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 2000. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.


                                                                  After                     After
                                                                 1 Year                    5 Years
                                       Within                  But Within                 But Within                    After
                                       1 Year                   5 Years                   10 Years                   10 Years
                             -----------------------   -----------------------   -------------------------   ----------------------
                                  Amt        Yield         Amt         Yield          Amt          Yield         Amt        Yield
                             ------------ ----------   -----------  ----------   -------------  ----------   ----------  ----------
                                                                     (Dollars in Thousands)
U. S. Government
    Agencies                 $      2,500    6.16%     $    16,458     6.00%       $        --               $       --
Mortgage-Backed
    Securities                         47    7.62%           1,775     6.60%             6,722      6.99%         2,218     5.99%
Obligations of
    States and Political
    Subdivisions                      480    7.33%           4,257     7.53%             3,648      6.97%         1,954     7.35%
                             ------------              -----------                 -----------               ----------
          Total              $      3,027              $    22,490                 $    10,370               $    4,172
                             ============              ===========                 ===========               ==========

DEPOSITS

         Deposits are principally from within The Commercial Bank's market area. Clients are offered a broad selection of deposit instruments, including regular and interest-bearing checking accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and individual retirement accounts. Interest rates and service fees are established and reviewed by management to maintain liquidity and growth goals and to be competitive in the local market. The Commercial Bank does not use brokers to attract deposits.

         The following table sets forth the average balances of and average rates paid on deposits for the periods indicated: (Dollars in Thousands)



                                                                          Year Ended December 31,
                                        ------------------------------------------------------------------------------------------
                                                    2000                            1999                         1998
                                        -----------------------------   ----------------------------   ---------------------------
                                           Average         Average         Average        Average         Average       Average
                                           Balance          Rate           Balance          Rate          Balance         Rate
                                        -------------    ------------   --------------   -----------   ------------    -----------
Noninterest-Bearing                     $      14,680       0.00%       $       14,965      0.00%      $    13,974        0.00%
Savings                                        27,201       2.32%               28,445      2.43%           31,528        2.56%
NOW, Super NOW and Plus                        27,685       1.96%               26,299      1.89%           23,631        1.86%
Time                                          101,040       5.68%               96,951      5.23%           96,884        5.54%
                                        -------------                   --------------                 -----------
          Total                         $     170,606                   $      166,660                 $   166,017
                                        =============                   ==============                 ===========



         The maturity distribution of time deposits as of December 31, 2000 was:



                                                                                     Less than          $100,000
                                                                                     $100,000           and Over
                                                                                   --------------    -------------
                                                                                            (In Thousands)
                                                                                   -------------------------------
Three Months or Less                                                               $      15,663    $        6,047
Over Three Months Through Six Months                                                      15,526             4,337
Over Six Months Through Twelve Months                                                     25,020             4,789
Over Twelve Months                                                                        26,829             7,947
                                                                                              --                --
                                                                                   -------------    --------------
          Total                                                                    $      83,038    $       23,120
                                                                                   =============    ==============

SHORT-TERM BORROWINGS

         The following table sets forth certain information regarding the Bank's short-term borrowed funds at or for the periods ended on the dates indicated.


                                                                 2000           1999           1998
                                                               --------       --------       --------
Federal Home Loan Bank Short-Term Borrowings

   Average Balance Outstanding                                 $ 13,866       $  9,871       $    750

   Maximum Amount Outstanding
      at any Month-End During the Period                         19,368         15,774          1,500

   Balance Outstanding at End of Period                           6,000         15,459          1,500

   Weighted Average Interest Rate
      During the Period                                            5.91%          5.21%          4.79%

   Weighted Average Interest Rate at
      End of Period                                                6.96%          5.97%          4.79%


Repurchase Agreements

   Average Balance Outstanding                                 $  2,705       $  2,129       $  1,419

   Maximum Amount Outstanding
      at any Month-End During the Period                          3,299          2,676          2,430

   Balance Outstanding at End of Period                           3,259          2,094          1,294

   Weighted Average Interest Rate
      During the Period                                            5.92%          4.67%          4.50%

   Weighted Average Interest Rate at                               5.48%          5.30%          4.44%
      End of Period

         Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The following table summarizes net interest income for each of the three years in the period ended December 31.



                                                                                   Change from Prior Year
                                          Years Ended                  --------------------------------------------------
                                         December 31,                       2000 vs. 1999             1999 vs. 1998
                          ------------------------------------------   ------------------------   -----------------------
                             2000           1999            1998          Amount      Percent       Amount      Percent
                          ------------   ------------    -----------   -----------   ----------   ----------   ----------
                                                             (Dollar amounts in thousands)
Interest Income           $     17,007   $     15,318    $    14,538   $     1,689        11.03%  $      780         5.37%
Interest Expense                 8,587          6,921          6,693         1,666        24.07%         228         3.41%
                          ------------   ------------    -----------   -----------   ----------   ----------   ----------
Net Interest Income       $      8,420   $      8,397    $     7,845   $        23         0.27%  $      552         7.04%
                          ============   ============    ===========   ===========   ==========   ==========   ==========


         The following table sets forth certain information relating to The Commercial Bank's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Yields on tax-exempt assets have been computed on a fully tax-exempt basis assuming a tax rate of 34%.


                                                                  Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                              2000                               1999                                1998
                               --------------------------------   --------------------------------  --------------------------------
                                           Interest    Average                Interest    Average                Interest    Average
                                Average    Income/     Yields/     Average    Income/     Yields/    Average      Income/    Yields/
                                Balance    Expense      Rates      Balance    Expense      Rates     Balance      Expense     Rates
                               ---------  ----------  ---------   ---------  ----------  ---------  ---------   ----------  --------
                                                                 (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

    Investment Securities
        Taxable                $  33,345  $    2,135     6.40%    $  31,618  $    1,910      6.04%  $  37,083   $    2,207    5.95%

        Tax Exempt                11,546         904     7.83%       12,365       1,000      8.09%     13,154        1,074    8.16%

    Federal Funds Sold               599          38     6.34%          580          27      4.66%      3,901          219    5.61%

    Interest on Deposits
        with Banks                    28           1     3.57%           40          11     27.50%         16            1    6.25%

    Loans                        167,095      14,236     8.52%      152,929      12,710      8.31%    130,158       11,402    8.76%
                               ---------  ----------              ---------  ----------             ---------   ----------

Total Interest-Earning
    Assets                       212,613      17,314     8.14%      197,532      15,658      7.93%    184,312       14,903    8.09%
                               ---------  ----------              ---------  ----------             ---------   ----------

Noninterest-Earning Assets:

    Cash and Due from Banks        4,427                              4,667                             4,454

    Premises and Equipment         2,437                              2,375                             2,384

    Other Assets                   2,542                              2,081                             1,766

    Allowance for
        Credit Losses             (1,431)                            (1,869)                           (1,701)
                               ---------                          ---------                         ---------

Total Noninterest-Earning
    Assets                         7,975                              7,254                             6,903
                               ---------                          ---------                         ---------

Total Assets                   $ 220,588                          $ 204,786                         $ 191,215
                               =========                          =========                         =========


                                                                  Years Ended December 31,
                               -----------------------------------------------------------------------------------------------------
                                              2000                               1999                                1998
                               --------------------------------   --------------------------------  --------------------------------
                                           Interest    Average                Interest    Average                Interest    Average
                                Average    Income/     Yields/     Average    Income/     Yields/    Average      Income/    Yields/
                                Balance    Expense      Rates      Balance    Expense      Rates     Balance      Expense     Rates
                               ---------  ----------  ---------   ---------  ----------  ---------  ---------   ----------  --------
                                                                 (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:

  Savings Deposits             $  27,201  $      632     2.32%    $  28,445  $      690     2.43%   $  31,528          806    2.56%

  NOW, Super NOW, Plus            27,685         543     1.96%       26,299         498     1.89%      23,631          440    1.86%

  Time Deposits                  101,040       5,744     5.68%       96,951       5,075     5.23%      96,884        5,370    5.54%
                               ---------  ----------              ---------  ----------  ---------  ---------   ----------  --------

Total Interest-Bearing
  Deposits                       155,926       6,919     4.44%      151,695       6,263     4.13%     152,043        6,616    4.35%

Other Borrowed                    25,419       1,666     6.55%       13,770         658     4.78%       1,995           77    3.86%

Fed Funds Purchased                   10           2    20.00%           --          --                     1           --
                               ---------  ----------              ---------  ----------             ---------   ----------

Total Interest-Bearing
    Liabilities                  181,355       8,587     4.73%      165,465       6,921     4.18%     154,039        6,693    4.34%
                               ---------  ----------              ---------  ----------             ---------   ----------

Noninterest-Bearing Liabilities:

  Demand Deposits                 14,680                             14,965                            13,974

  Other Liabilities                1,415                              1,540                             1,321
                               ---------                          ---------                         ---------

Total Noninterest-
  Bearing Liabilities             16,095                             16,505                            15,295
                               ---------                          ---------                         ---------

Shareholders' Equity              23,138                             22,816                            21,881
                               ---------                          ---------                         ---------

Total Liabilities and
  Shareholders' Equity         $ 220,588                          $ 204,786                         $ 191,215
                               =========                          =========                         =========

Net Interest Income
  (Tax Equivalent Basis)                  $    8,727                         $    8,737                         $    8,210

Reversal of Tax
  Equivalent Adjustment                         (307)                              (340)                              (365)
                                          ----------                         ----------                         ----------

Net Interest Income                       $    8,420                         $    8,397                         $    7,845
                                          ==========                         ==========                         ==========

Net Interest Spread (Tax Equivalent Basis)               3.41%                              3.75%                             3.75%
                                                         ====                            =========                        ==========

Net Interest Margin
(Net Interest Income as a % of Interest-
  Earning Assets, Tax Equivalent Basis)                  4.10%                              4.42%                             4.45%
                                                         ====                            =========                        ==========

Net Interest Margin
(Net Interest Income as a %
  of Interest-Earning Assets)                            3.96%                              4.25%                             4.26%
                                                         ====                            =========                        ==========

         The ratio of net interest income to average interest-earning assets decreased to 3.96% in 2000 from 4.25% in 1999 and 4.26% in 1998.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected The Commercial Bank's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior-year rate), (ii) changes in rate (change in rate multiplied by prior-year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate:


                                                2000 vs 1999                                   1999 vs 1998
                                      ----------------------------------------     ---------------------------------------
                                             Increase/                                    Increase/
                                             (Decrease)                                  (Decrease)
                                          Due to Change in                            Due to Change in
                                      -------------------------                    ------------------------
                                                                     Total                                       Total
                                       Average        Average      Increase/       Average        Average      Increase/
                                        Volume          Rate       (Decrease)       Volume          Rate       (Decrease)
                                      ----------     ----------   ------------     --------      ----------  -------------
                                                                    (Dollars in Thousands)
Investment Income:
Investment Securities:
    Taxable                           $   108        $   117        $   225        $  (330)       $    33        $  (297)
    Tax Exempt                            (65)           (31)           (96)           (65)            (9)           (74)
    Federal Funds
        Sold                                1             10             11           (160)           (32)          (192)
Interest on Deposits
        with Banks                         (2)            (8)           (10)             4              6             10
Interest and Fees
        on Loans                        1,199            327          1,526          1,853           (545)         1,308
                                      -------        -------        -------        -------        -------        -------
Total Interest Income                   1,241            415          1,656          1,302           (547)           755
                                      -------        -------        -------        -------        -------        -------

Interest Expense:
Interest-Bearing Deposits:
    Savings                               (29)           (29)           (58)           (76)           (40)          (116)
    NOW, Super NOW,
        and Plus                           27             18             45             51              7             58
    Time                                  220            449            669              4           (299)          (295)
    Other Borrowed                        701            307          1,008            558             24            582
    Federal Funds Purchased                --              2              2             --             --             --
                                      -------        -------        -------        -------        -------        -------
Total Interest Expense                    919            747          1,666            537           (308)           229
                                      -------        -------        -------        -------        -------        -------
Change in Net
    Interest Income                   $   322        $  (332)       $   (10)       $   765        $  (239)       $   526
                                      =======        =======        =======        =======        =======        =======

TAXATION

         FEDERAL TAXATION. ComBanc, Inc. and The Commercial Bank are each subject to the federal tax laws and regulations which apply to corporations generally.

         OHIO TAXATION. ComBanc, Inc. is subject to the Ohio corporation franchise tax. The tax rate is figured at 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000. The Commercial Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions" which is imposed annually at a rate of 1.3% of The Commercial Bank's book net worth determined in accordance with generally accepted accounting principles.

         DELAWARE TAXATION. Since ComBanc, Inc. is incorporated in the state of Delaware, it is subject to Delaware franchise tax. ComBanc's tax is computed on the number of shares authorized, which totals 5,000,000 shares.

ITEM 2 - PROPERTIES

         ComBanc, Inc. owns no property. The Commercial Bank's executive offices are located at The Commercial Bank's main office building at 230 E. Second St., Delphos, Ohio, which is owned by the Bank. The Bank operates four branch banking facilities, all of which are owned by the Bank, at the following locations: the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Gomer Banking Center at 4310 Lincoln Highway, Gomer, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the newest facility at 2285 N. Cole St., Lima, Ohio opened in August of 1996. Both Lima branches and the Elida branch office are full service facilities. All properties are in good working condition and are adequately insured. Construction of a corporate/operations center across the street from the main office building began in 2000 and the approximate completion date is scheduled for the third quarter of 2001. Utilization of the current main office structure was at maximum capacity, and the additional space provided by the corporate/operations center will support management's strategic direction and intention to provide additional products and services.

ITEM 3 - LEGAL PROCEEDINGS

         The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

         At December 31, 2000, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

         There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The common stock of the Company trades under the symbol COBI, and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI). For 2000 and 1999, bid and ask quotations were obtained from Community Bank Investments which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.


2000                  Low Bid           High Bid         Low Ask          High Ask         Dividend Per Share
First Qtr              16.000            19.500           18.000           20.880                 .110
Second Qtr             12.000            16.000           14.750           19.500                 .110
Third Qtr              13.000            14.000           13.880           15.250                 .110
Fourth Qtr             13.750            14.500           14.250           16.000                 .150


1999                  Low Bid           High Bid         Low Ask          High Ask         Dividend Per Share
First Qtr              22.000            23.500           24.500           25.750                 .100
Second Qtr             23.000            24.000           25.000           25.500                 .100
Third Qtr              21.000            22.500           23.250           25.000                 .100
Fourth Qtr             19.000            20.000           21.875           22.000                 .150


         As of February 1, 2001, the Bank's common stock was held by 965 shareholders of record.

ITEM 6 - SELECTED FINANCIAL DATA

      The following table set forth certain information concerning the consolidated financial condition and results of operations for the periods indicated:

                                                                   As of and for the years ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                2000               1999               1998              1997               1996
                                            --------------     --------------    --------------     --------------   ---------------
STATEMENT OF OPERATIONS
Interest Income                           $        17,007   $        15,318    $        14,538   $        14,359    $        13,587
Interest Expense                                    8,587             6,921              6,693             7,021              6,699
                                            --------------    --------------     --------------    --------------    --------------
    Net Interest Income                             8,420             8,397              7,845             7,338              6,888
Provision for Loan Losses                             420               360                360             1,778                180
                                            --------------    --------------     --------------    --------------    --------------
Net Interest Income after
    Provision for Loan Losses                       8,000             8,037              7,485             5,560              6,708
Other Income                                          600               639                447               385                366
Operating Expenses                                  5,251             5,140              4,618             4,452              4,014
                                            --------------    --------------     --------------    --------------    --------------
    Income before Income Taxes                      3,349             3,536              3,314             1,493              3,060
Applicable Income Taxes                             1,000             1,017                930               268                832
                                            --------------    --------------     --------------    --------------    --------------
    Net Income                            $         2,349   $         2,519    $         2,384   $         1,225    $         2,228
                                            ==============    ==============     ==============    ==============    ==============

STATEMENT OF CONDITION (YEAR END DATA)
Total Assets                              $       223,062   $       218,548    $       194,661   $       194,583    $       183,976
Investment Securities                              40,260            44,796             41,267            47,869             49,062
Loans Receivable                                  169,530           161,958            142,410           126,041            124,148
Allowance for Loan Losses                           1,331             1,832              1,800             1,639              1,988
Deposits                                          178,082           169,720            166,021           172,077            162,216
Shareholders' Equity                               23,764            22,473             22,566            21,087             20,497

SELECTED FINANCIAL RATIOS
Return on Average Assets                            1.06%             1.23%              1.25%             0.65%              1.24%
Return on Average Equity                           10.15%            11.04%             10.90%             5.79%             11.23%
Tier One Risk-Based Capital                        15.47%            15.43%             16.89%            17.00%             16.90%
Total Risk-Based Capital                           16.34%            16.66%             18.14%            18.26%             18.15%
Tier One Leverage Ratio                            10.61%            10.73%             11.42%            10.60%             10.78%
Dividend Payout Ratio                              47.52%            42.45%             40.00%            65.38%             31.91%

PER SHARE DATA (1)
Net Income                                $          1.01   $          1.06    $          1.00   $          0.52    $          0.94
Book Value                                          10.28              9.57               9.50              8.88               8.63
Cash Dividends Declared                              0.48              0.45               0.40              0.34               0.30

      (1) Adjusted to reflect the August, 1998 ComBanc, Inc. formation resulting in a two for one stock exchange leaving 2,376,000 issued and 2,330,415 average outstanding shares in 2000, 2,376,000 issued and 2,370,408 average outstanding shares in 1999 and 2,376,000 issued and outstanding shares in 1998, 1997, and 1996.

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

      For the Bank, the primary sources of liquidity have traditionally been Federal Funds Sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 2000, such securities amounted to $40.3 million, at December 31, 1999 such securities amounted to $44.8 million, and at December 31, 1998 such securities amounted to $41.2 million. At December 31, 2000, 1999 and 1998, Federal Funds Sold amounted to $2.8 million, $83 thousand, and $2.7 million, respectively.

      The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 135% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at December 31, 2000 was $43 million.

       Management considers its liquidity to be adequate to meet its normal funding requirements and anticipates that it will have sufficient funds available in 2001 from additional sources such as investment security maturities and mortgage-backed securities repayments and deposit accounts.

      Construction of a fifteen thousand square foot facility will be completed in the fall of 2001 and will house the operations functions of the Bank. The building, furniture and equipment are expected to total approximately $2.5 million dollars.

CAPITAL RESOURCES

        The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Board (FRB). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2000 that the Bank meets all the capital adequacy requirements to which it is subject.

        As of December 31, 2000, the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Bank's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 16.2%, 10.2.%, and 7.0%, respectively at December 31, 2000.

FINANCIAL CONDITION

GENERAL

      This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the "Company" refers to ComBanc, Inc. only, while the "Bank" refers to The Commercial Bank.

      On August 31, 1998 the Bank became a wholly owned subsidiary of the Company, a one bank holding company. The bank holding company form of organization will increase the corporate and financial flexibility of the business operated by the Bank through the combined business of the Bank and the Company, such as increased structural alternatives in the area of the Company to redeem its own stock, thereby creating an additional market in which the shareholders could sell their stock.

      A bank holding company can engage in certain bank-related activities in which the Bank cannot presently engage; thus this reorganization will broaden the scope of services which could be offered to the public.

       Through December 31, 2000 the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

      There are different factors such as general economic conditions, monetary and fiscal policies and policies of the regulatory authorities that may affect the operating results of the Bank.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999.

      Total assets increased 2.1% to $223.1 million at December 31, 2000 from $218.5 at December 31, 1999.

      Cash and due from banks decreased $2.3 million or 31.1% from December 31, 1999 to December 31, 2000. The increased cash level at year-end 1999 was to provide extra liquidity for possible increased outflow of cash for Y2K.

      Federal Funds Sold increased $2.7 million from the year before due to an increase in deposit volume, specifically certificates of deposit.

      Investment securities decreased $4.5 million or 10.1% from December 31, 1999 to December 31, 2000 due to maturing securities and pay-downs on mortgage-backed investments. The balance in these investments has decreased due to lack of additional funds to invest as well as the reduced need for pledgable investments.

      The allowance for loan loss has decreased $501,000 from $1,832,014 on December 31, 1999 to $1,331,383 on December 31, 2000. This was due mainly to the charge off of a $705,000 installment loan. Management increased the provision for loan loss for 2000 by $60,000 from $360,000 in 1999 to $420,000 in 2000. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

      Loans not secured by one-to-four family residential real estate are generally considered to involve greater risk of loss than loans secured by one-to-four family residential real estate due, in part, to the effects of general economic conditions. The repayment of multifamily and nonresidential real estate loans is dependent on the cash flow of the operations of the property and economic conditions could negatively affect the operations of a commercial borrower. Default on consumer loans also increases during periods of high unemployment and other adverse economic conditions.

      Stock in the Federal Home Loan Bank increased $337,800 in 2000. The bank must purchase stock in order to increase borrowing capacity at the Federal Home Loan Bank, which resulted in the 28.4% increase in stock.

      Total deposits increased $8.4 million, or 4.9% from December 31, 1999 to $178.1 million at December 31, 2000. Demand deposits increased 2.2% or $789,000 and savings deposits increased $1,182,000 or 3.5% from December 31, 1999 to December 31, 2000. Certificates and other time deposits increased $6,391,000 or 6.4%. The bank matched rates with local competition to attract and maintain certificates throughout the year. Due to this increase in deposits, the bank was able to reduce short term borrowings, which includes FHLB advances with a maturity less than one year, by $8.3 million or 47.3% from $17.6 million at December 31, 1999 to $9.3 million at December 31, 2000. Long term debt, which is comprised of advances from the Federal Home Loan Bank with a maturity greater than one year, increased to $2.8 million at December 31, 2000 from $7.5 million at December 31, 1999. The Bank matches long term commercial loans with the corresponding advance at the Federal Home Loan Bank to reduce interest rate risk.

      Shareholders' equity was $23.8 million at December 31, 2000 compared to $22.5 million at December 31, 1999. The $1,291,000 increase was attributable to $2,349,000 in net income for the fiscal year, less $1,118,000 in dividends declared and paid, less $605,000 in Treasury stock, plus an increase in accumulated other comprehensive income of $665,000. Accumulated other comprehensive income is comprised of unrealized gains or losses on securities available for sale.

      The Commercial Bank reported net income for the fiscal year 2000 of $2,349,000, compared to $2,519,000 in fiscal year 1999. The most significant changes from 1999 to 2000 were the increase in interest income of $1,689,000, an increase in interest expense of $1,667,000 and a decrease in other income of $38,000.

      Net interest income increased $23,000 in the fiscal year 2000 compared to fiscal year 1999. Interest income increased 11.0% or $1,689,000 to $17,007,000 in fiscal year 2000 compared to $15,318,000 in fiscal year 1999. The major component of this increase was interest on loans which increased $1,526,000 to $14,236,000 in 2000 compared to $12,710,000 in 1999. This increase was a result of an $8.1 million increase in total net loans, and more specifically, an 8.6% increase in real estate mortgage loans, and an overall increase in average rates for the fiscal year 2000. Interest expense increased $1,667,000 or 24.1% to $8,587,000 in fiscal year 2000 compared to $6,920,000 in fiscal year 1999. The majority of this increase can be attributed to a $948,000 increase in long-term debt expense, due to an increase in both balance and rate on long term advancements from the

Federal Home Loan Bank. Interest on deposit accounts increased $656,000 or 10.5% to $6,919,000 in fiscal year 2000 from $6,263,000 in fiscal year 1999 due mainly to a $6,391,000 increase in certificate balances from the prior year.

         The provision for loan losses was $420,000 in fiscal year 2000, an increase of $60,000 from the 1999 fiscal year. Management increased the provision for loan losses due to an increase in loan delinquencies and due to a substantial charge-off in early fiscal year 2000.

         Noninterest income decreased $39,000 from $639,000 in fiscal 1999 to $600,000 in fiscal 2000. Service charges on deposit accounts increased $56,000 or 15.3%. The major components in this category include ATM fees, penalty charges on deposit accounts, and collections, commissions and fees. There were no sales of securities in fiscal year 2000, and therefore no gains or losses on sales of available for sale securities, compared to a gain of $53,000 in fiscal year 1999. The sale of real estate in fiscal year 1999 resulted in a $65,000 gain compared to the absence of real estate sales in fiscal year 2000.

         Noninterest expense increased 2.2% in fiscal year 2000 compared to the same time frame a year ago. The major account increases include a $109,000 increase in legal expenses incurred in the case of Bennett Funding, which remains subject to the Bennett bankruptcy proceedings that commenced in March, 1996 and are still under collection efforts, an increase in data processing expense of $42,000 as a result of additional electronic products offered to customers, and an increase in salaries and employee benefits of $122,000 due mainly to an increase of $67,000 in health insurance expense. The major decreases in this category in fiscal year 2000 as compared to fiscal year 1999 include a $59,000 decrease in net occupancy as a result of a decrease in depreciation expense, a $75,000 decrease in advertising expense due to management's effort to reduce expenses associated with existing product lines, and a $51,000 decrease in state taxes, due in part to a $24,000 franchise tax refund for years 1997, 1998 and 1999.

         The currently payable portion of federal income tax decreased $214,000 to $736,000 at December 31, 2000 from $950,000 at December 31, 1999 and the deferred portion increased $200,000 for the same period. This was the result of an increase of charged-off loans of $622,000 for the fiscal year 2000 from fiscal year 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         The Commercial Bank reported net income for fiscal year 1999 of $2,519,000 compared to $2,384,000 in 1998. The most significant changes from 1998 to 1999 were the increase in other income of $192,000 and the increase in noninterest expense of $521,000.

         Net interest income increased $552,000 in the fiscal year 1999 compared to fiscal year 1998. Interest income increased $780,000 or 5.4% to $15,318,000 in fiscal year 1999 as compared to $14,538,000 in fiscal year 1998. The major component of the increase was interest on loans which increased $1,307,000 or 11.5% to $12,710,000 in 1999 compared to $11,403,000 in 1998. This increase was a result of a 13.9% or $19,516,000 increase in loans from $140,610,000 in 1998 to $160,126,000 in 1999. Real estate mortgage loans increased 19.3% to $109,086,000 in 1999 compared to $91,442,000 in 1998.

         Interest expense increased 3.4% or $227,000 to $6,920,000 in 1999 compared to $6,693,000 in 1998. This increase was due to a $5,544,000 increase in long term debt and a $14,759,000 increase in short term debt composed of borrowings from the Federal Home Loan Bank. These borrowings were used to fund the increased demand for real estate loans throughout the year.

         The provision for credit losses was $360,000 in 1999 and 1998. At December 31, 1999 the Bank's allowance for credit losses represented 1.14% of total loans compared to 1.26% at December 31, 1998. Management felt that based on the current level of deliquencies, this level would be sufficient.

         Noninterest income is an increasingly important source of revenue to the Bank, as it continues to expand its offerings of bank-related financial services. Noninterest income increased $192,000 or 42.9% in 1999 to $639,000 from $447,000 in 1998. Securities gains in 1999 totaled $53,000 versus no gains on the sale of securities in 1998. Service charges on deposit accounts increased $39,000 or 11.9% in 1999 to $366,000 from $327,000 in 1998 resulting from an increase in the number of accounts, primarily from the two Lima offices. Other income increased $100,000 or 83.6% in 1999 from the 1998 level to $220,000. This category is comprised of credit card income, credit life and accident and health premiums, service fees on loans sold, and other charges and fees and includes a $65,000 gain on the sale of real estate.

         Noninterest expense includes costs, other than interest, that are incurred in the operation of the Bank's business. Total noninterest expense increased $522,000 or 11.3% in 1999 to $5,140,000 from $4,618,000 in 1998. As a percent of average assets, the level of noninterest expense has increased from 2.42% in 1998 to 2.51% in 1999. Employee expense increased $308,000 or 12.8% in 1999 from 1998 to $2,715,000 due largely to increased health insurance expense. Net occupancy expense increased $70,000 during 1999 from 1998 to $321,000. Legal and professional fees increased 57.0% to $223,000 in 1999 from $142,000 in 1998. The majority of this increase was due to legal council for Bennett Funding, which remains subject to bankruptcy proceedings which began in March, 1996. Equipment expense decreased $12,000 or 4.9% in 1999 from 1998.

         The currently payable provision for income taxes increased to $950,000 in 1999 from $910,000 in 1998 due primarily to an increase in the 1999 level of income. The deferred tax provision increased to $46,000, from $20,000 in 1998 due to 1999 deductible loan losses in excess of the bank loan loss provision.

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2001 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In additional to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward looking statements:
Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

IMPACT OF INFLATION AND CHANGING PRICES

      The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in relative purchasing power of money over time because of inflation.

      Unlike most industrial companies, virtually all of the assets and liabilities of The Commercial Bank are monetary in nature. As a result, interest rates have a more significant impact on The Commercial Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

EFFECT OF ACCOUNTING CHANGES

      In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting changes in the fair value (i.e. gains or losses) of a derivative instrument depend on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair value, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss are reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. SFAS No. 133, as amended, was effective for fiscal years beginning after June 15, 2000. This Statement had no material effect on the Company.

ITEM 7A - ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The following table sets forth the cumulative maturity distributions as of December 31, 2000 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

        This table, however, does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 2001.

      Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position.


                                                3 months       3 - 12         1 - 3           3 - 5          over 5
                                                 or less       months         years           years          years           Total
                                              ------------  ------------  -------------   -----------   -----------   -------------
Interest-Earning Assets:
    Loans                                    $     23,615   $    23,256   $     32,794    $   33,166    $   56,699    $    169,530
    Investment Securities                           1,442         7,119          8,652        12,305        10,742          40,260
    Federal Funds Sold                              2,810             -              -             -             -           2,810
    Interest-Bearing Balances -
       in Other Depository Institutions                23             -              -             -             -              23
                                              ------------  ------------   ------------   -----------   -----------   -------------
          Total                              $     27,890   $    30,375   $     41,446    $   45,471    $   67,441    $    212,623
                                              ============  ============   ============   ===========   ===========   =============

Interest-Bearing Liabilities:
    Savings Deposits                         $      2,833   $     2,833   $      8,759    $    8,759    $   11,679    $     34,863
    Checking Deposits                               1,737         1,737          5,372         5,372         7,162          21,380
    Time Deposits                                  22,720        49,316         32,411         1,711             -         106,158
    Short Term Borrowings                           4,259         5,000              -             -             -           9,259
    Long Term Debt                                      -         3,900          2,120         1,887         2,478          10,385
                                              ------------  ------------   ------------   -----------   -----------   -------------
          Total                              $     31,549   $    62,786   $     48,662    $   17,729    $   21,319    $    182,045
                                              ============  ============   ============   ===========   ===========   =============

Interest Rate
    Sensitivity Gap                          $     (3,659)  $   (32,411)  $     (7,216)   $   27,742    $   46,122    $     30,578
Cumulative Interest Rate
    Sensitivity Gap                                (3,659)      (36,070)       (43,286)      (15,544)       30,578
Cumulative Interest Rate
    Sensitivity Gap as a
    Percentage of Total
    Interest-Earning Assets                        (1.72%)      (16.97%)       (20.36%)       (7.31%)       14.38%

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMBANC, INC. AND SUBSIDIARY

                        Consolidated Financial Statements
                           December 31, 2000 and 1999

                          COMBANC, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                 PAGE
---------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                                                        32


FINANCIAL STATEMENTS

   Consolidated balance sheet                                                                       34

   Consolidated statement of income                                                                 35

   Consolidated statement of shareholders' equity                                                   36

   Consolidated statement of cash flows                                                             37

   Notes to consolidated financial statements                                                       38

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors
ComBanc, Inc.
Delphos, Ohio


We have audited the accompanying consolidated balance sheet of ComBanc, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of ComBanc, Inc. and Subsidiary as of and for the two year period ended December 31, 1999 were audited by other auditors whose opinion dated January 27, 2000, was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Olive LLP

Cincinnati, Ohio
February 1, 2001

                      [E.S. EVANS AND COMPANY LETTERHEAD]

                                                                January 27, 2000



                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and the Board of Directors
ComBanc, Inc.
Delphos, Ohio


         We have audited the accompanying consolidated balance sheet of ComBanc, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. and Subsidiary at December 31, 1999 and the consolidated results of their operations and their cash flows for 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ E.S. Evans and Company

E.S. Evans and Company
Lima, Ohio

Members: American Institute of Certified Public Accountants - Results Accountants' Network

                          COMBANC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                              $      5,123,546    $   7,431,556
   Federal funds sold                                                                          2,810,000           83,000
   Interest-bearing demand deposits                                                               23,266           25,678
                                                                                        ------------------------------------
     Cash and cash equivalents                                                                 7,956,812        7,540,234
   Investment securities, available for sale                                                  40,259,769       44,795,709
   Loans, net of allowance for loan losses of $1,331,383 and $1,832,014                      168,198,554      160,126,010
   Premises and equipment                                                                      2,671,262        2,330,967
   Federal Reserve and Federal Home Loan Bank stock                                            1,609,400        1,271,600
   Interest receivable                                                                         1,833,071        1,579,450
   Other assets                                                                                  533,290          904,459
                                                                                        ------------------------------------

         Total assets                                                                   $    223,062,158    $ 218,548,429
                                                                                        ====================================
LIABILITIES
   Deposits
     Noninterest bearing                                                                $     15,680,911    $  16,430,651
     Interest bearing                                                                        162,401,399      153,289,439
                                                                                        ------------------------------------
         Total deposits                                                                      178,082,310      169,720,090
   Short-term borrowings                                                                       9,258,607       17,553,481
   Long-term debt                                                                             10,384,675        7,543,747
   Interest payable                                                                            1,100,369          864,075
   Other liabilities                                                                             472,057          394,184
                                                                                        ------------------------------------
         Total liabilities                                                                   199,298,018      196,075,577
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value
     Authorized -- 5,000,000 shares
     Issued - 2,376,000 shares
     Outstanding -- 2,310,751 and 2,349,000 shares                                             1,237,500        1,237,500
   Paid-in capital                                                                             1,512,500        1,512,500
   Retained earnings                                                                          22,064,651       20,833,236
   Accumulated other comprehensive income                                                        132,428         (532,818)
   Treasury stock, at cost                                                                    (1,182,939)        (577,566)
                                                                                        ------------------------------------
         Total shareholders' equity                                                           23,764,140       22,472,852

         Total liabilities and shareholders' equity                                     $    223,062,158    $ 218,548,429
                                                                                        ====================================

See notes to consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME


YEAR ENDED DECEMBER 31                                                        2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                                    $    14,236,390    $  12,709,633     $  11,402,788
   Investment securities
     Taxable                                                                 2,134,628        1,909,625         2,207,101
     Tax exempt                                                                596,770          660,028           709,251
   Federal funds sold                                                           38,281           27,317           218,590
   Deposits with financial institutions                                            995           11,344               595
                                                                       -----------------------------------------------------
         Total interest income                                              17,007,064       15,317,947        14,538,325
INTEREST EXPENSE
   Deposits                                                                  6,919,127        6,262,884         6,617,111
   Short-term borrowings                                                       368,194          305,760            68,414
   Long-term debt                                                            1,299,748          351,836             7,612
                                                                       -----------------------------------------------------
         Total interest expense                                              8,587,069        6,920,480         6,693,137
                                                                       -----------------------------------------------------
NET INTEREST INCOME                                                          8,419,995        8,397,467         7,845,188
   Provision for loan losses                                                   420,000          360,000           360,000
                                                                       -----------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          7,999,995        8,037,467         7,485,188
                                                                       -----------------------------------------------------
OTHER INCOME
   Service charges on deposit accounts                                         421,538          365,683           327,081
   Net realized gains on sales of available-for-sale securities                                  52,616
   Other income                                                                178,754          220,281           119,975
                                                                       -----------------------------------------------------
         Total other income                                                    600,292          638,580           447,056
                                                                       -----------------------------------------------------
OTHER EXPENSES
   Salaries and employee benefits                                            2,837,166        2,715,226         2,407,266
   Net occupancy expenses                                                      261,661          320,944           251,234
   Equipment expenses                                                          197,448          233,883           245,595
   Data processing fees                                                        263,110          221,125           199,144
   Advertising                                                                 168,019          242,592           178,514
   Printing and office supplies                                                155,607          183,780           178,530
   Legal and professional fees                                                 332,262          222,787           142,092
   Dues and memberships                                                        215,431          178,280           142,434
   State taxes                                                                 182,176          232,915           311,995
   Other expenses                                                              637,927          588,159           561,528
                                                                       -----------------------------------------------------
         Total other expenses                                                5,250,807        5,139,691         4,618,332
                                                                       -----------------------------------------------------
INCOME BEFORE INCOME TAX                                                     3,349,480        3,536,356         3,313,912
   Income tax expense                                                        1,000,462        1,017,144           930,111
                                                                       -----------------------------------------------------

NET INCOME                                                             $     2,349,018    $   2,519,212     $   2,383,801
                                                                       =====================================================

EARNINGS PER SHARE                                                               $1.01            $1.06             $1.00

WEIGHTED-AVERAGE SHARES OUTSTANDING                                          2,330,415        2,370,408         2,376,000


See notes to consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                                                                           ACCUMULATED
                                                                                              OTHER
                                      COMMON       PAID-IN    COMPREHENSIVE    RETAINED   COMPREHENSIVE    TREASURY
                                      STOCK        CAPITAL       INCOME        EARNINGS       INCOME         STOCK        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1998            $1,237,500   $1,512,500                 $17,933,365    $404,043                 $21,087,408
   Comprehensive income
     Net income                                                  2,383,801     2,383,801                               2,383,801
     Other comprehensive income,
       net of tax
       Unrealized gains on securities                               32,421                    32,421                      32,421
                                                              --------------
   Comprehensive income                                          2,416,222
   Cash dividends ($.40 per share)                                              (937,564)                               (937,564)
                                    --------------------------              ------------------------------------------------------

BALANCES, DECEMBER 31, 1998           1,237,500    1,512,500                  19,379,602     436,464                  22,566,066

   Comprehensive income
     Net income                                                  2,519,212     2,519,212                               2,519,212
     Other comprehensive income,
       net of tax
       Unrealized losses on securities
         net of reclassification
         adjustment                                               (969,282)                 (969,282)                   (969,282)
                                                              --------------
   Comprehensive income                                          1,549,930
   Cash dividends ($.45 per share)                                            (1,065,578)                             (1,065,578)
   Purchase of treasury stock                                                                             (577,566)     (577,566)
                                    --------------------------              ------------------------------------------------------

BALANCES, DECEMBER 31, 1999           1,237,500    1,512,500                  20,833,236    (532,818)     (577,566)   22,472,852
   Comprehensive income
     Net income                                                  2,349,018     2,349,018                               2,349,018
     Other comprehensive income,
       net of tax
       Unrealized gains on securities                              665,246                   665,246                     665,246
                                                             --------------
   Comprehensive income                                          3,014,264
   Cash dividends ($.48 per share)                                            (1,117,603)                             (1,117,603)
   Purchase of treasury stock                                                                             (605,373)     (605,373)
                                    ----------------------------------------------------------------------------------------------

BALANCES, DECEMBER 31, 2000          $1,237,500   $1,512,500                 $22,064,651    $132,428   $(1,182,939)  $23,764,140
                                    ==============================================================================================


See notes to consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31                                                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                             $  2,349,018    $   2,519,212     $   2,383,801
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for loan losses                                                 420,000          360,000           360,000
     Depreciation and amortization                                             224,638          304,069           308,159
     Deferred income tax                                                       246,000           46,000            20,000
     Investment securities amortization (accretion), net                       (11,529)          78,635           121,157
     Investment securities gains                                                                (52,616)
     Gain on sale of equipment                                                  (2,970)
     FHLB stock dividends                                                     (101,600)         (68,100)          (42,500)
     Net change in
       Interest receivable                                                    (253,621)        (273,039)          209,819
       Interest payable                                                        236,294           30,237          (280,011)
       Other assets                                                            125,169         (578,826)          148,430
       Other liabilities                                                      (264,830)         447,664           124,660
                                                                       -----------------------------------------------------
         Net cash provided by operating activities                           2,966,569        2,813,236         3,353,515
                                                                       -----------------------------------------------------

INVESTING ACTIVITIES
   Purchases of securities available for sale                                 (207,342)     (24,750,379)      (10,933,341)
   Proceeds from maturities of securities available for sale                 5,762,760       15,455,533        17,461,620
   Proceeds from sales of securities available for sale                                       4,272,147
   Net change in loans                                                      (8,492,544)     (19,876,113)      (16,567,840)
   Proceeds from sale of equipment                                               6,000
   Purchases of premises and equipment                                        (567,963)        (189,045)         (403,969)
   Purchases of FHLB stock                                                    (236,200)        (505,800)
                                                                       -----------------------------------------------------
         Net cash used by investing activities                              (3,735,289)     (25,593,657)      (10,443,530)
                                                                       -----------------------------------------------------

FINANCING ACTIVITIES
   Net change in
     Noninterest-bearing, interest-bearing demand and savings deposits       1,972,496       (2,364,021)        4,573,586
     Certificates of deposit                                                 6,389,724        6,063,100       (10,629,827)
     Short-term borrowings                                                  (8,294,874)      14,759,532         2,793,949
   Proceeds of long-term debt                                                3,670,000        6,543,747         2,000,000
   Repayment of long-term debt                                                (829,072)      (1,000,000)
   Cash dividends                                                           (1,117,603)      (1,065,578)         (937,564)
   Purchase of stock                                                          (605,373)        (577,566)
                                                                       -----------------------------------------------------
         Net cash provided by financing activities                           1,185,298       22,359,214        (2,199,856)
                                                                       -----------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        416,578         (421,207)       (9,289,871)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 7,540,234        7,961,441        17,251,312
                                                                       -----------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  7,956,812    $   7,540,234    $    7,961,441
                                                                       =====================================================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                          $  8,350,775   $    6,890,244    $    6,973,148
   Income tax paid                                                           1,000,325        1,118,100           818,500


See notes to consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Table Dollar Amounts in Thousands)


NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ComBanc, Inc. (Company) and its wholly owned subsidiary, The Commercial Bank (Bank), conform to generally accepted accounting principles and reporting practices followed by the banking industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a bank holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state bank charter and provides full banking services in a single significant business segment. As a state bank and member of the Federal Reserve, the Bank is subject to regulation by the State of Ohio, Division of Financial Institutions, Federal Reserve, and the Federal Deposit Insurance Corporation.

The Banks generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Allen County, Ohio and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions.

INVESTMENT SECURITIES -- Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

LOANS HELD FOR SALE are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans.

Combanc, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK are required investments for institutions that are members of the Federal Reserve and Federal Home Loan Bank systems. The required investment in the common stock is based on a predetermined formula.

FORECLOSED ASSETS are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

TREASURY STOCK is stated at cost. Cost is determined by the first-in, first-out method.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

EARNINGS PER SHARE have been computed based upon the weighted-average common shares outstanding during each year.

RECLASSIFICATIONS of certain amounts in the 1999 and 1998 consolidated financial statements have been made to conform to the 2000 presentation.


NOTE 2 -- RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2000, was $962,000.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 3 -- INVESTMENT SECURITIES

                                                                                        2000
                                                                              GROSS            GROSS
                                                            AMORTIZED       UNREALIZED       UNREALIZED            FAIR
DECEMBER 31                                                    COST            GAINS           LOSSES              VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   Federal agencies                                          $18,958             $  50             $130           $18,878
   State and municipal                                        10,339               241               15            10,565
   Mortgage-backed securities                                 10,762               102               47            10,817
                                                     -----------------------------------------------------------------------

         Total investment securities                         $40,059              $393             $192           $40,260
                                                     =======================================================================

                                                                                        1999
                                                                              GROSS            GROSS
                                                            AMORTIZED       UNREALIZED       UNREALIZED            FAIR
DECEMBER 31                                                    COST            GAINS           LOSSES              VALUE
----------------------------------------------------------------------------------------------------------------------------
Available for sale
   Federal agencies                                          $20,920                               $571           $20,349
   State and municipal                                        11,643             $  90              178            11,555
   Mortgage-backed securities                                 13,040                19              167            12,892
----------------------------------------------------------------------------------------------------------------------------

         Total investment securities                         $45,603              $109             $916           $44,796
                                                     =======================================================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                AVAILABLE FOR SALE
                                                                                        ------------------------------------
                                                                                          AMORTIZED               FAIR
                                                                                            COST                  VALUE
============================================================================================================================
Within one year                                                                                $  2,980          $  2,979
One to five years                                                                                20,716            20,721
Five to ten years                                                                                 3,648             3,752
After ten years                                                                                   1,953             1,991
                                                                                        ------------------------------------
                                                                                                 29,297            29,443
Mortgage-backed securities                                                                       10,762            10,817
                                                                                        ------------------------------------

         Totals                                                                                 $40,059           $40,260
                                                                                        ====================================

Securities with a carrying value of $29,655,600 and $35,523,165 were pledged at December 31, 2000 and 1999 to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during 1999 were $4,272,147. Gross gains of $56,019 and gross losses of $3,403 were realized on those sales. The tax expense for net gains on security transactions for 1999 was $17,889.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 4 -- LOANS AND ALLOWANCE

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
Commercial and industrial loans                                                              $   19,559         $  19,218
Real estate loans (includes $5,162,000 and $4,446,000 secured by farmland)                      118,488           109,086
Construction loans                                                                                7,734             8,701
Agricultural production financing and other loans to farmers                                      2,841             2,748
Individuals' loans for household and other personal expenditures                                 19,298            21,192
Tax-exempt loans                                                                                  1,564               978
Other loans                                                                                          46                35
                                                                                        ------------------------------------
                                                                                                169,530           161,958
Allowance for loan losses                                                                        (1,331)           (1,832)
                                                                                        ------------------------------------

         Total loans                                                                         $  168,199         $ 160,126
                                                                                        ====================================

Allowance for loan losses                                                         2000             1999              1998
----------------------------------------------------------------------------------------------------------------------------
   Balances, January 1                                                          $1,832           $1,800            $1,638
   Provision for losses                                                            420              360               360
   Recoveries on loans                                                              65               36                24
   Loans charged off                                                              (986)            (364)             (222)
                                                                       -----------------------------------------------------

   Balances, December 31                                                        $1,331           $1,832            $1,800
                                                                       =====================================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


Information on impaired loans is summarized below.

DECEMBER 31                                                                  2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Impaired loans with an allowance                                               $   847
Impaired loans for which the discounted cash flows or collateral value
   exceeds the carrying value of the loan                                          488           $2,961              $894
                                                                       -----------------------------------------------------

         Total impaired loans                                                  $ 1,335           $2,961              $894
                                                                       =====================================================

Allowance for impaired loans (included in the Company's allowance for
   loan losses)                                                                $   510           $    0              $  0
                                                                       =====================================================

YEAR ENDED DECEMBER 31                                                       2000              1999            1998
----------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                            $1,366           $2,897           $766
Interest income recognized on impaired loans                                     59                0             18
Cash-basis interest included above                                                5                0             18


NOTE 5 -- PREMISES AND EQUIPMENT

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
Land and improvements                                                                          $    481          $   481
Buildings                                                                                         2,728            2,727
Equipment                                                                                         2,058            1,918
                                                                                        ------------------------------------
         Total cost                                                                               5,267            5,126
Accumulated depreciation                                                                         (3,010)          (2,795)
Construction in process                                                                             414
                                                                                        ------------------------------------

         Net                                                                                    $ 2,671          $ 2,331
                                                                                        ====================================

The Bank is building a new corporate headquarters and operations building with total construction costs estimated at $1,500,000.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 6 -- DEPOSITS

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
Demand deposits                                                                                $ 37,061        $ 36,272
Savings deposits                                                                                 34,863          33,681
Certificates and other time deposits of $100,000 or more                                         23,120          24,130
Other certificates and time deposits                                                             83,038          75,637
                                                                                        ------------------------------------

         Total deposits                                                                        $178,082        $169,720
                                                                                        ====================================


Certificates and other time deposits maturing in years ending December 31

   2001                                                                                       $  71,381
   2002                                                                                          28,472
   2003                                                                                           4,594
   2004                                                                                             960
   2005                                                                                             751
                                                                                        -------------------

                                                                                              $ 106,158
                                                                                        ===================


NOTE 7 -- SHORT-TERM BORROWINGS

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances                                                                  $6,000           $15,459
Securities sold under repurchase agreements                                                       3,259             2,094
                                                                                        ------------------------------------

         Total short-term borrowings                                                             $9,259           $17,553
                                                                                        ====================================

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by federal agencies, mortgage-backed securities, and municipal bonds and such collateral is held by the Federal Reserve Bank and Fifth Third Bank. The maximum amount of outstanding agreements at any month-end during 2000 and 1999 totaled $3,258,607 and $2,676,248 and the daily average of such agreements totaled $2,705,017 and $2,128,757. The agreements at December 31, 2000, mature daily.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 8 -- LONG-TERM DEBT

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances, variable rates ranging from 4.56% to 7.08%,
   due at various dates through July, 2020                                                     $  4,900            $3,500

Federal Home Loan Bank advances, fixed rates ranging from 6.45% to 7.55%,
   due at various dates through July, 2014                                                        5,485             4,044
                                                                                        ------------------------------------
         Total long-term debt                                                                  $ 10,385            $7,544
                                                                                        ====================================

The terms of a security agreement with the FHLB require the Bank to pledge as collateral for advances qualifying first mortgage loans in an amount equal to 135 percent of these advances. Advances are subject to restrictions or penalties in the event of repayment.
Maturities in years ending December 31

   2001                                                                                         $   413
   2002                                                                                             442
   2003                                                                                           2,431
   2004                                                                                             444
   2005                                                                                             140
   Thereafter                                                                                     6,515
                                                                                        -------------------
                                                                                                $10,385
                                                                                        ===================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 9 -- INCOME TAX

YEAR ENDED DECEMBER 31                                                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                                    $  736           $  950            $  910
     State                                                                          18               21
   Deferred                                                                        246               46                20
                                                                       -----------------------------------------------------

         Total income tax expense                                               $1,000           $1,017            $  930
                                                                       =====================================================
Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                                          $1,139           $1,202            $1,127
   Tax exempt interest                                                            (186)            (211)             (235)
   Nondeductible expenses                                                            3                3                 2
   Effect of state income taxes                                                     12               14
   Other                                                                            32                9                36
                                                                       -----------------------------------------------------

         Actual tax expense                                                     $1,000           $1,017            $  930
                                                                       =====================================================


A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Allowance for loan losses                                                                     $  186             $ 402
   Deferred compensation                                                                             32                14
   Unrealized loss on securities                                                                                      274
                                                                                        ------------------------------------
         Total assets                                                                            $  218             $ 690
                                                                                        ------------------------------------
LIABILITIES
   Depreciation                                                                                  $  (30)            $ (22)
   Accretion of investment discounts                                                                (14)               (8)
   FHLB stock dividend basis difference                                                             (86)              (52)
   Unrealized gain on securities                                                                    (68)
                                                                                        ------------------------------------
         Total liabilities                                                                         (198)              (82)
                                                                                        ------------------------------------

                                                                                                 $   20             $ 608
                                                                                        ====================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 10 -- OTHER COMPREHENSIVE INCOME

                                                                                                 2000
                                                                                                  TAX
                                                                            BEFORE-TAX         (EXPENSE)         NET-OF-TAX
YEAR ENDED DECEMBER 31                                                        AMOUNT            BENEFIT             AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:

   Unrealized holding gains arising during the year                            $ 1,008            $(343)           $ 665
                                                                       =====================================================

                                                                                                 1999
                                                                       -----------------------------------------------------
                                                                                                  TAX
                                                                            BEFORE-TAX         (EXPENSE)         NET-OF-TAX
YEAR ENDED DECEMBER 31                                                        AMOUNT            BENEFIT            AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Unrealized losses on securities:
   Unrealized holding losses arising during the year                           $(1,415)           $481             $(934)
   Less: reclassification adjustment for gains realized in net income               53             (18)               35
                                                                       -----------------------------------------------------

   Net unrealized losses                                                       $(1,468)           $499             $(969)
                                                                       =====================================================

                                                                                               1998
                                                                       -----------------------------------------------------
                                                                                                  TAX
                                                                            BEFORE-TAX         (EXPENSE)         NET-OF-TAX
YEAR ENDED DECEMBER 31                                                        AMOUNT            BENEFIT            AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Unrealized gains on securities:

   Unrealized holding gains arising during the year                            $    48            $(16)            $  32
                                                                       =====================================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 11 -- COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                                                               2000             1999
----------------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                                                                  $11,931           $13,777
Standby letters of credit                                                                         692               757

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

The Company and subsidiary is also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


NOTE 12 -- DIVIDEND AND CAPITAL RESTRICTIONS

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income (as defined) for the current year plus retained net income for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2000, total shareholders' equity of the Bank was $15,752,308, of which approximately $2,453,000 was potentially available for distribution to the Company.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 13 -- REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2000 and 1999, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2000 that management believes have changed the Bank's classification.


The Bank's actual and required capital amounts and ratios are as follows:

                                                  --------------------------------------------------------------------------
                                                                            REQUIRED FOR ADEQUATE         TO BE WELL
                                                           ACTUAL                 CAPITAL (1)             CAPITALIZED (1)
                                                  --------------------------------------------------------------------------
                                                      AMOUNT       RATIO      AMOUNT       RATIO       AMOUNT      RATIO
----------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000
Total capital (1) (to risk-weighted assets)          $24,761       16.2%      $12,225     8.0%         $15,281     10.0%
Tier I capital (1) (to risk-weighted assets)          15,620       10.2         6,112     4.0            9,168      6.0
Tier I capital (1) (to average assets)                15,620        7.0         8,912     4.0           11,140      5.0

AS OF DECEMBER 31, 1999
Total capital (1) (to risk-weighted assets)          $24,275       16.5%      $11,811     8.0%         $14,764     10.0%
Tier I capital (1) (to risk-weighted assets)          14,962       10.1         5,905     4.0            8,858      6.0
Tier I capital (1) (to average assets)                14,962        7.0         8,569     4.0           10,711      5.0

(1) As defined by regulatory agencies

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

NOTE 14 -- EMPLOYEE BENEFIT PLANS

The Company has a non-contributory money purchase profit-sharing plan covering substantially all employees. The amount of the contribution is determined annually by the Board of Directors. The Company's expense for the plan was $270,026, $255,986, and $252,658 for 2000, 1999, and 1998, respectively.


NOTE 15 -- RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2000                                                                        $1,079

Changes in composition of related parties                                                           230
New loans, including renewals                                                                       265
Payments, etc., including renewals                                                                 (162)
                                                                                        -------------------

Balances, December 31, 2000                                                                      $1,412
                                                                                        ===================


NOTE 16 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS -- The fair value of cash and cash equivalents approximates carrying value.

SECURITIES AND MORTGAGE-BACKED SECURITIES -- Fair values are based on quoted market prices.

LOANS -- For both short-term loans and variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


INTEREST RECEIVABLE/PAYABLE -- The fair values of interest receivable/payable approximate carrying values.

FRB AND FHLB STOCK -- Fair value of FRB and FHLB stock is based on the price at which it may be resold to the FRB and FHLB.

DEPOSITS -- The fair values of noninterest-bearing, interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FEDERAL HOME LOAN BANK ADVANCES -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS -- Securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 2000 and 1999, approximate market rates, thus the fair value approximates carrying value.

OFF-BALANCE SHEET COMMITMENTS -- Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


The estimated fair values of the Company's financial instruments are as follows:

                                                                    2000                               1999
                                                          CARRYING         FAIR            Carrying           Fair
DECEMBER 31                                               AMOUNT           VALUE            Amount            Value
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                               $   7,957      $   7,957        $   7,540         $   7,540
   Investment securities available for sale                   40,260         40,260           44,796            44,796
   Loans including loans held for sale, net                  168,199        171,034          160,126           158,031
   Interest receivable                                         1,833          1,833            1,579             1,579
   Stock in FRB and FHLB                                       1,609          1,609            1,272             1,272

LIABILITIES
   Deposits                                                  178,082        178,786          169,720           169,147
   Short-term borrowings                                       9,259          9,259           17,553            17,553
   Long-term debt                                             10,385         10,356            7,544             7,395
   Interest payable                                            1,100          1,100              864               864

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)


NOTE 17 -- CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

DECEMBER 31                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                                   $       33         $      27
   Investment in common stock of subsidiary                                                      15,752            14,430
   Receivable from subsidiary                                                                     8,000             8,000
   Other assets                                                                                                        37
                                                                                        ------------------------------------
         Total assets                                                                         $  23,785         $  22,494
                                                                                        ====================================
LIABILITIES
   Other liabilities                                                                          $      21         $      21
                                                                                        ------------------------------------
SHAREHOLDERS' EQUITY                                                                             23,764            22,473
                                                                                        ------------------------------------
         Total liabilities and shareholders' equity                                           $  23,785         $  22,494
                                                                                        ====================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

                                               CONDENSED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31                                                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
INCOME
   Dividends from subsidiary                                                    $1,513           $1,440
   Interest income                                                                 400              400
                                                                       -----------------------------------------------------
         Total income                                                            1,913            1,840
                                                                       -----------------------------------------------------

EXPENSES
   Interest expense                                                                                                $    1
   Other expenses                                                                  112              112                45
                                                                       -----------------------------------------------------
         Total expenses                                                            112              112                46
                                                                       -----------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAX AND EQUITY IN
   UNDISTRIBUTED INCOME OF SUBSIDIARY                                            1,801            1,728               (46)

INCOME TAX EXPENSE (BENEFIT)                                                       110              112               (16)
                                                                       -----------------------------------------------------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF
   SUBSIDIARY
                                                                                 1,691            1,616               (30)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                                       658              903             2,414
                                                                       -----------------------------------------------------

NET INCOME                                                                      $2,349           $2,519            $2,384
                                                                       =====================================================

COMBANC, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Table Dollar Amounts in Thousands)

                                             CONDENSED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31                                                       2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                $   2,349        $   2,519          $  2,384
   Adjustments to reconcile net income to net cash provided by
     operating activities                                                         (621)            (861)           (1,837)
                                                                       -----------------------------------------------------

         Net cash provided (used) by operating activities                        1,728            1,658               547
                                                                       -----------------------------------------------------
FINANCING ACTIVITIES
   Purchase of treasury stock                                                     (605)            (577)
   Cash dividends                                                               (1,117)          (1,066)             (535)
                                                                       -----------------------------------------------------

         Net cash provided (used) by financing activities                       (1,722)          (1,643)             (535)
                                                                       -----------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              6               15                12

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      27               12
                                                                       -----------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $      33        $      27          $     12
                                                                       =====================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

             Upon the recommendation of the Audit Committee and the approval of the Board of Directors of ComBanc, Inc., E.S. Evans and Company ("E.S. Evans") was dismissed as ComBanc's independent public auditors on March 8, 2000. On the same date, Olive LLP was engaged to audit ComBanc's financial statements for the fiscal year ended December 31, 2000. The decision to change auditors was based upon the belief that Olive LLP could serve ComBanc's required and desired objectives and strategic planning initiatives more effectively than E.S. Evans.

             The report of E.S. Evans on the financial statements for the fiscal years ended December 31, 1999 and December 31, 1998, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There has not been any disagreement between ComBanc, Inc. and E.S. Evans on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.



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

Name (Age)                          Principal
                                    Occupation

Rebecca L. Minnig (44)              1989 - V.P., Cashier, and
                                    Security Officer
                                    1992 - Senior V.P. Operations
                                    1998 - Senior V.P. Operations and
                                    Corporate Secretary

James W. Vincent (42)               1992 - Senior V.P. Loans
                                    1995 - Senior V.P. Loans
                                    and Corporate Secretary
                                    1998 - Senior V.P. Commercial Loans

Kathleen A. Miller (40)             1990 - Controller
                                    1997 - Vice President, CFO and
                                    Systems Manager
                                    1999 - Senior Vice President, CFO and
                                    Systems Manager

EXECUTIVE OFFICERS OF REGISTRANT

      Name                  Age           Position and Office Held with ComBanc, Inc.               Officer Since
      ----                  ---           -------------------------------------------               -------------
Paul G. Wreede              50            Chairman of the Board                                           1975
                                          President and Chief Executive Officer

Ronald R. Elwer             47            Executive Vice President                                        1976

Rebecca L. Minnig           44            Senior Vice President Operations and                            1979
                                          Corporate Secretary

James W. Vincent            42            Senior Vice President, Commercial Loans                         1986

Kathleen A. Miller          40            Senior Vice President, Chief Financial Officer, and             1990
                                          Systems Manager

      Paul G. Wreede has been President, Chief Executive Officer since 1990 and a Director of The Commercial Bank since 1987, President, Chief Executive Officer and a Director of ComBanc since its formation in 1998 and Chairman of ComBanc since January 1, 2000.

      Ronald R. Elwer has been Executive Vice President of The Commercial Bank since 1990 and a Director of The Commercial Bank since 1995, Secretary of the Bank from 1990 to 1995, and Executive Vice President and a Director of ComBanc since 1998.

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

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)       (1) Financial Statements.
                    For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Consolidated Financial Statements" in Item 8 Consolidated Financial Statements and Supplementary Data at page 29.
                    (2) Financial Statement Schedules.
                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
                    (3)  Exhibits.
                    Exhibits filed with this annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 60.
             (b)    Reports on Form 8-K.
                    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.
             (c)    Exhibits.
                    Exhibits filed with this Annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 60.
             (d)    Financial Statement Schedules.
                    None

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ComBanc, Inc.



Date:        February 21, 2001                   By:      /s/ Paul G. Wreede
                                                          ------------------
                                                          Paul G. Wreede,
                                                          President & CEO


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                          Date                        Capacity
             ----                          ----                        --------

/s/ Paul G. Wreede
--------------------------
Paul G. Wreede                          February  21, 2001      Chairman, President and CEO and Director

/s/ Ronald R. Elwer
--------------------------
Ronald R. Elwer                         February  21, 2001      Executive Vice President and
                                                                Director

/s/ Kathleen A. Miller
--------------------------
Kathleen A. Miller                      February  21, 2001      Senior Vice President, Chief Financial
                                                                And Chief Accounting Officer

/s/ Richard R. Thompson
--------------------------
Richard R. Thompson                     February 21, 2001      Director

/s/ Dwain I. Metzger
--------------------------
Dwain I. Metzger                        February 21. 2001      Director

/s/ C. Stanley Strayer
--------------------------
C. Stanley Strayer                      February 21, 2001      Director

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2000



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

     3.2           Bylaws of the Company                                          Incorporated herein by
                                                                                  reference to Registrant's
                                                                                  1998 Form 10-K
                                                                                  (Exhibit 3.2)

    21.1           Subsidiaries of the Company                                        61

                                  COMBANC, INC.
                         SUBSIDIARIES OF THE REGISTRANT
                                DECEMBER 31, 2000

                                                                    EXHIBIT 21.1


        Subsidiary (1)                                 State of Incorporation

        The Commercial Bank                            Ohio

(1) Subsidiaries' names listed hereon are names under which such subsidiaries do business.