Form 10-Q
period 2001-03-31
COMBANC INC
filed 2001-05-08
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q






[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -----------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                               to
                               -----------------------------   ---------------


                                  COMBANC, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     34-1853493
------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


   230 E. Second St., P. O. Box 429, Delphos, Ohio                45833
------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)


                                 (419) 695-1055
------------------------------------------------------------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,291,665 shares of the Bank's common stock (no par value) were outstanding as of April 27, 2001.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2001 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                                   Page
                                                                                                                   ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet                                                                        3

          Condensed Consolidated Statement of Income                                                                  4

          Condensed Consolidated Statement of Cash Flows                                                              5

          Notes to Condensed Consolidated Financial Statements                                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition                                                 7
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                                 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          11

Item 6.   Exhibits and Reports on Form 8-K                                                                           11

SIGNATURES                                                                                                           12


                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in thousands)
                                   (unaudited)


                                                                                     March 31,     December 31,
                                   ASSETS                                              2001           2000
                                   ------                                          ------------   -------------
                                                                                           (see notes)

Cash and Due from Banks                                                             $   4,511       $   5,147
Federal Funds Sold                                                                      6,032           2,810
     Cash and Cash Equivalents                                                      ---------       ---------
Investment Securities -                                                                10,543           7,957
  Available for Sale
Loans                                                                                  37,799          40,260
Allowance for Loan Losses                                                             170,124         169,530
                                                                                       (1,412)         (1,331)
     Net Loans                                                                      ---------       ---------
Premises and Equipment                                                                168,712         168,199
Other Assets                                                                            3,360           2,671
                                                                                        4,016           3,975
     Total Assets                                                                   ---------       ---------
                                                                                    $ 224,430       $ 223,062
                                                                                    =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Noninterest Bearing
  Interest Bearing                                                                  $  14,249       $  15,681
                                                                                      163,651         162,401
     Total Deposits                                                                 ---------       ---------
Other Liabilities                                                                     177,900         178,082
Short Term Borrowings                                                                   2,175           1,572
Long Term Debt                                                                          9,993           9,259
                                                                                       10,284          10,385
     Total Liabilities                                                              ---------       ---------
                                                                                      200,352         199,298
Commitments and Contingent Liabilities                                              ---------       ---------
Shareholders' Equity -                                                                      -               -
  Common Stock - No Par Value
  5,000,000 shares authorized, 2,376,000 issued
     and 2,293,465 and 2,310,751 outstanding
  Capital Surplus                                                                       1,237           1,237
  Retained Earnings                                                                     1,513           1,513
  Accumulated Other Comprehensive Income                                               22,327          22,065
  Treasury Stock - 82,535 and 65,249 shares at cost                                       440             132
                                                                                       (1,439)         (1,183)
     Total Shareholders' Equity                                                     ---------       ---------
                                                                                       24,078          23,764
     Total Liabilities and Shareholders' Equity                                     ---------       ---------
                                                                                    $ 224,430       $ 223,062
                                                                                    =========       =========


     The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 ----------------------------

                                                                                     2001           2000
                                                                                 ------------    ------------
Interest Income:
----------------
   Interest and Fees on Loans                                                       $3,676          $3,281
   Interest and Dividends on Investments -
      Taxable                                                                          439             520
      Tax-Exempt                                                                       132             152
      Equity Securities                                                                 27              21
   Interest on Federal Funds Sold                                                       36               6
   Interest on Balances due from Depository Institutions                                 1               -
                                                                                    ------          ------
         Total Interest Income                                                       4,311           3,980

Interest Expense:
-----------------
   Interest on Deposits                                                              1,884           1,636
   Interest on Short-Term Borrowings                                                   171             222
   Interest on Long-Term Debt                                                          230             100
                                                                                    ------          ------
         Total Interest Expense                                                      2,285           1,958
         Net Interest Income                                                         2,026           2,022
   Provision for Loan Losses                                                           135             105
                                                                                    ------          ------
Net Interest Income after Provision for                                              1,891           1,917
   Loan Losses

Other Income
------------
   Service Charges on Deposit Accounts                                                 115              71
   Other Operating Income                                                               88              71
                                                                                    ------          ------
         Total Other Income                                                            203             142
                                                                                    ------          ------

Other Expenses:
---------------
   Salaries and Employee Benefits                                                      730             676
   Net Occupancy                                                                       121             115
   Other Operating Expenses                                                            504             475
                                                                                    ------          ------
         Total Other Expenses                                                        1,355           1,266
                                                                                    ------          ------

Income - before Income Tax Expense                                                     739             793
------
   Income Tax Expense                                                                  200             199
                                                                                    ------          ------
Net Income                                                                          $  539          $  594
----------                                                                          ======          ======
Earnings Per Share                                                                  $ 0.23          $ 0.25
Cash Dividends Per Share                                                            $ 0.12          $ 0.11



  The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                                    For the Three Months
                                                                                          March 31
                                                                              ----------------------------------
                                                                                   2001               2000
                                                                              ---------------    ---------------
Cash Flows from Operating Activities:
  Net Income                                                                      $    539           $    594
  Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities -
    Depreciation                                                                        52                 58
    Provision for Loan Loss                                                            135                105
    Federal Home Loan Bank stock Dividends                                             (27)               (21)
    Investment Securities Amortization, Net                                              3                  2
    Change in Other Assets and Other Liabilities                                       431                660
                                                                                  --------           --------
      Net Cash Provided by Operating Activities                                      1,133              1,398
                                                                                  --------           --------

Cash Flows from Investing Activities:
  Purchases of Securities Available for Sale/FHLB Stock                             (5,293)               (56)
  Proceeds from Maturities of Securities
    Available for Sale                                                               8,216                494
  Net Change in Loans                                                                 (649)            (3,260)
  Purchases of Premises and Equipment                                                 (740)              (129)
                                                                                  --------           --------
      Net Cash Used in Investing Activities                                          1,534             (2,951)

Cash Flows from Financing Activities:
  Net change in Deposit Accounts                                                      (182)               646
  Proceeds from Borrowing                                                              734              1,000
  Repayment of Federal Home Loan Bank Advances                                        (101)            (1,501)
  Dividends Paid                                                                      (276)
  Purchase of Stock                                                                   (256)              (260)
                                                                                  --------           --------
      Net Cash Provided by Financing Activities                                        (81)              (115)
                                                                                  --------           --------
Net Change in Cash and Cash Equivalents                                              2,586             (1,668)
Cash and Cash Equivalents -
  Beginning of Year                                                                  7,957              7,540
                                                                                  --------           --------
  End of Period                                                                   $ 10,543           $  5,872
                                                                                  ========           ========

  The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2000 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earning per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the three months ending March 31, 2001 and March 31, 2000 were 2,300,789 and 2,348,396 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $12,381,000 and $11,931,000 at March 31, 2001 and December 31, 2000.

The Bank has committed to the construction of a Corporate Center that will serve as an operations and processing site for all offices. The approximate cost the project, including furniture and equipment, is $2,500,000.

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

FINANCIAL CONDITION

Total assets increased .61% from $223,062,000 at December 31, 2000 to $224,430,000 at March 31, 2001.

Total gross loans increased .35% or $594,000 from December 31, 2000 to $170,124,000 on March 31, 2001. Real estate loans increased $883,000 or .83% from year-end to March 31, 2001 due to an increased demand for mortgage loans in a decreasing rate environment. Installment loans decreased 1.34% to $322,000 from $24,011,000 at December 31, 2001 primarily due to the desire to reduce indirect auto loans.

The Allowance for Loan Loss, at March 31, 2001, was .83% of total loans. This is an increase of $81,000 from December 31, 2000.

Total deposits decreased $182,000 or .1% from $178,082,000 on December 31, 2000 to $177,900,000 on March 31, 2001. Noninterest bearing deposits decreased $1,432,000 from December 31, 2000 to March 31, 2001, while interest-bearing deposits increased $1,250,000 during the period. Certificate balances increased $1,817,000, while interest-bearing checking accounts decreased $892,000 during this period. The bank offers competitive rates on certificates to attract and maintain deposit accounts.

Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, increased $734,000 from December 31, 2000 to March 31, 2001. Of the $734,000 increase, Federal Home Loan Bank borrowings increased $325,000 while repurchase agreements increased $409,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank decreased $101,000 or .97% since December 31, 2000 due to paydowns on amortizing loans.

Total shareholders equity increased 1.32% or $314,000 to $24,078,000 from December 31, 2000 to March 31, 2001. Included in the overall increase was a $256,000 reduction in capital for the purchase of an additional 17,286 shares of treasury stock since year end as well as an increase in the after tax unrealized gain on Available for Sale Securities of $308,000.

                         COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO



RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income increased $4,000 for the three months ended March 31, 2001 from a year ago.

Total interest income increased $331,000 to $4,311,000 from $3,980,000 for the quarter ended March 31, 2001 over March 31, 2000. Interest and fees on loans increased $395,000 or 12.04% over the same time last year. This increase is due to the increased volume of real estate loans. Taxable investment income decreased 15.58% for the first three months of 2001 for a total of $439,000 compared to $520,000 for the first three months of 2000. Taxable investments, which include agency bonds and mortgage backed securities, decreased $2,922,000, accounting for the decrease in revenue.

Non-interest income increased $61,000 for quarter ending March 31, 2001 from March 31, 2000. The increase was due in part to a $9,000 increase in the gain on the sale of real estate loans to the secondary market and an increase in service charges on deposit accounts of $44,000.

Management increased the provision for loan losses in anticipation of increased loan losses, which typically occur in a decreasing rate environment. The provision increased $30,000 in 2001 to $135,000 from $105,000 at March 31, 2000.

Total interest expense increased 16.7% or $327,000 from $1,958,000 for the three months ended March 31, 2000 to $2,285,000 for the three months ended March 31, 2001. Interest on deposits increased $248,000 or 15.2% over the first quarter of 2000 due to an increase in certificate interest rates during 2000 as well as a
9.1 million-dollar increase in the volume of certificates from a year ago. Interest on short term borrowings decreased $51,000 and long term borrowings increased $130,000.The decrease in short term borrowings is due the elimination of the overnight funding and moving into long term advances in order to match fund directly to pools of loans and larger commercial loans.

Non-interest expense increased 7.03% or $89,000 to $1,355,000 for the three months ending March 31, 2001 compared to $1,266,000 in 2000. Salaries and benefits increased $54,000 over the first quarter of 2000 mainly due to an increase in health insurance claims and cost Other operating expenses have increased $29,000 to $504,000 in March of 2001 from $475,000 in March of 2000.

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2001 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2001 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In

                         COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward looking statements: Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At March 31, 2001 ComBanc, Inc. maintained a Tier I capital ratio of 15.29 %, total capital ratio of 16.20% and Tier I leverage ratio of 10.73%.

Based on the respective regulatory capital ratios at March 31, 2001, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered

                         COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO




in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 2001 the Bank's liquid assets amounted to $48,342,000 or 21.5% of total assets compared with 21.62% at December 31, 2000. Management considers its liquidity to be adequate to meet its normal funding requirements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of March 31, 3001 to December 31, 2000.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                     First           Years
                                                      Year           1 to 5       Thereafter         Total
                                                      ----           ------       ----------         -----
Comparison of 3/31/01 to 12/31/00
Total rate sensitive assets:
   At December 31,2000                              $ 58,265       $  86,917      $  67,441       $  212,623
   At March 31, 2001                                  65,044          81,644         67,288          213,976

    Increase (Decrease)                                6,779          (5,273)          (153)           1,353

Total rate sensitive liabilities:
    At December 31, 2000                            $ 94,335       $  66,391      $  21,319       $  182,045
    At March 31, 2001                                 98,439          64,418         21,071          183,928

     Increase (Decrease)                               4,104          (1,973)          (248)           1,883


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

At March 31, 2001, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.



Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

        (b) There were no reports on 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMBANC, INC.


Date:            May 7, 2001              /s/ Paul G. Wreede
                                          --------------------------------
                                          Paul G. Wreede
                                          President, CEO, and Director



Date:            May 7, 2001              /s/ Kathleen A. Miller
                                          --------------------------------
                                          Kathleen A. Miller
                                          Senior Vice President & CFO