Form 10-Q
period 2001-06-30
COMBANC INC
filed 2001-08-10
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q






[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2001
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                         to
                               ----------------------    -----------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 34-1853493
--------------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


230 E. Second St., P. O. Box 429, Delphos, Ohio                    45833
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,269,966 shares of the Bank's common stock (no par value) were outstanding as of August 6, 2001.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2001 FORM 10-Q

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

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in thousands)




                                                                      June 30,         December 31,
                            ASSETS                                      2001               2000
                            ------                                 ----------------    --------------
                                                                     (unaudited)

Cash and Due from Banks                                            $         4,287     $       5,147
Federal Funds Sold                                                          10,945             2,810
                                                                   ----------------    --------------
        Cash and Cash Equivalents                                           15,232             7,957
Investment Securities -
    Available for Sale                                                      39,662            40,260
Loans                                                                      168,168           169,530
Allowance for Loan Losses                                                   (1,359)           (1,331)
                                                                   ----------------    --------------
        Net Loans                                                          166,809           168,199
Premises and Equipment                                                       3,980             2,671
Other Assets                                                                 3,726             3,975
                                                                   ----------------    --------------
        Total Assets                                               $       229,409     $     223,062
                                                                   ================    ==============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                            $        15,090     $      15,681
    Interest Bearing                                                       164,850           162,401
                                                                   ----------------    --------------
        Total Deposits                                                     179,940           178,082
Other Liabilities                                                            1,666             1,572
Short Term Borrowings                                                       10,030             9,259
Long Term Debt                                                              13,483            10,385
                                                                   ----------------    --------------
        Total Liabilities                                                  205,119           199,298
                                                                   ----------------    --------------
Commitments and Contingent Liabilities                                           -                 -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,286,065 and 2,310,751 outstanding                              1,237             1,237
    Capital Surplus                                                          1,513             1,513
    Retained Earnings                                                       22,636            22,065
    Accumulated Other Comprehensive Income                                     456               132
    Treasury Stock - 89,935 and 65,249 shares at cost                       (1,552)           (1,183)
                                                                   ----------------    --------------
        Total Shareholders' Equity                                          24,290            23,764
                                                                   ----------------    --------------
        Total Liabilities and Shareholders' Equity                 $       229,409     $     223,062
                                                                   ================    ==============


 The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)



                                                                     Three Months Ended
                                                                           June 30
                                                                   ------------------------
                                                                         (unaudited)

                                                                     2001          2000
                                                                   ----------    ----------
Interest Income:
    Interest and Fees on Loans                                     $   3,628     $   3,549
    Interest and Dividends on Investments -
        Taxable                                                          411           515
        Tax-Exempt                                                       144           153
        Equity Securities                                                 31             -
    Interest on Federal Funds Sold                                       112             5
    Interest on Balances due from Depository Institutions                  -             -
                                                                   ----------    ----------
            Total Interest Income                                      4,326         4,222
                                                                   ----------    ----------

Interest Expense:
    Interest on Deposits                                               1,877         1,676
    Interest on Short-Term Borrowings                                     74           247
    Interest on Long-Term Debt                                           238           137
                                                                   ----------    ----------
            Total Interest Expense                                     2,189         2,060
                                                                   ----------    ----------
            Net Interest Income                                        2,137         2,162
    Provision for Loan Losses                                            135           105
                                                                   ----------    ----------
Net Interest Income after Provision for Loan Losses                    2,002         2,057

Other Income
    Service Charges on Deposit Accounts                                  118           129
    Other Operating Income                                                67            17
                                                                   ----------    ----------
            Total Other Income                                           185           146
                                                                   ----------    ----------

Other Expenses:
    Salaries and Employee Benefits                                       691           805
    Net Occupancy                                                        104           109
    Other Operating Expenses                                             571           431
                                                                   ----------    ----------
            Total Other Expenses                                       1,366         1,345
                                                                   ----------    ----------

Income - before Income Tax Expense                                       821           858
    Income Tax Expense                                                   238           269
                                                                   ----------    ----------
Net Income                                                         $     583     $     589
                                                                   ==========    ==========
Earnings Per Share                                                 $    0.26     $    0.25
Cash Dividends Per Share                                           $    0.12     $    0.11


The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)


                                                                    For the Six Months Ended
                                                                             June 30
                                                                   ----------------------------
                                                                           (unaudited)

                                                                       2001            2000
                                                                   -------------     ----------
Interest Income:
    Interest and Fees on Loans                                     $      7,304      $   6,830
    Interest and Dividends on Investments -
        Taxable                                                             850          1,035
        Tax-Exempt                                                          276            305
        Equity Securities                                                    58             21
    Interest on Federal Funds Sold                                          148             11
    Interest on Balances due from Depository Institutions                     1              -
                                                                   -------------     ----------
            Total Interest Income                                         8,637          8,202
                                                                   -------------     ----------

Interest Expense:
    Interest on Deposits                                                  3,761          3,312
    Interest on Short-Term Borrowings                                       245            469
    Interest on Long-Term Debt                                              468            237
                                                                   -------------     ----------
            Total Interest Expense                                        4,474          4,018
                                                                   -------------     ----------
            Net Interest Income                                           4,163          4,184
    Provision for Loan Losses                                               270            210
                                                                   -------------     ----------
Net Interest Income after Provision for Loan Losses                       3,893          3,974

Other Income
    Service Charges on Deposit Accounts                                     233            200
    Other Operating Income                                                  155             88
                                                                   -------------     ----------
            Total Other Income                                              388            288
                                                                   -------------     ----------

Other Expenses:
    Salaries and Employee Benefits                                        1,421          1,481
    Net Occupancy                                                           225            224
    Other Operating Expenses                                              1,075            906
                                                                   -------------     ----------
            Total Other Expenses                                          2,721          2,611
                                                                   -------------     ----------

Income - before Income Tax Expense                                        1,560          1,651
    Income Tax Expense                                                      438            468
                                                                   -------------     ----------
Net Income                                                         $      1,122      $   1,183
                                                                   =============     ==========
Earnings Per Share                                                 $       0.49      $    0.50
Cash Dividends Per Share                                           $       0.24      $    0.22



The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)



                                                                   For the Six Months
                                                                        June 30
                                                                -------------------------
                                                                   2001          2000
                                                                -----------    ----------
                                                                      (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                  $    1,122     $   1,183
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                   105           116
        Provision for Loan Loss                                        270           210
        Federal Home Loan Bank stock Dividends                         (55)          (21)
        Investment Securities Amortization, Net                         11            (3)
        Change in Other Assets and Other Liabilities                   231            (9)
                                                                -----------    ----------
            Net Cash Provided by Operating Activities                1,684         1,476
                                                                -----------    ----------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock          (12,596)         (444)
    Proceeds from Maturities of Securities                          13,674           933
        Available for Sale
    Net Change in Loans                                              1,119        (6,906)
    Purchases of Premises and Equipment                             (1,414)         (165)
                                                                -----------    ----------
            Net Cash Provided/(Used) in Investing Activities           783        (6,582)
                                                                -----------    ----------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                   1,858        (2,172)
    Proceeds from Borrowing                                          4,425         6,054
    Repayment of Federal Home Loan Bank Advances                      (555)         (140)
    Dividends Paid                                                    (551)         (515)
    Purchase of Stock                                                 (369)         (345)
                                                                -----------    ----------
            Net Cash Provided by Financing Activities                4,808         2,882
                                                                -----------    ----------
Net Change in Cash and Cash Equivalents                              7,275        (2,224)
Cash and Cash Equivalents -
    Beginning of Year                                                7,957         7,540
                                                                -----------    ----------
    End of Period                                               $   15,232     $   5,316
                                                                ===========    ==========



The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2000 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the six months ending June 30, 2001 and June 30, 2000 were 2,294,765 and 2,338,829 respectively. The weighted-average shares outstanding for the quarter ending June 30, 2001 and June 30, 2000 were 2,288,792 and 2,329,261 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $13,891,000 and $11,931,000 at June 30, 2001 and December 31, 2000.

The Bank has committed to the construction of a Corporate Center that will serve as an operations and processing site for all offices. The approximate cost of the project, including furniture and equipment, is $2,500,000.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


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

FINANCIAL CONDITION

Total assets increased 2.85% from $223,062,000 at December 31, 2000 to $229,409,000 at June 30, 2001.

Total gross loans decreased .80% or $1,362,000 from December 31, 2000 to $168,168,000 on June 30, 2001. Real estate loans decreased $329,000 or .31% from year-end to June 2001 due to the refinancing of real estate loans which were sold on the secondary market, while serviced secondary market real estate loans increased from $1,839,000 at December 31, 2000 to $7,847,000 at June 30, 2001.
Installment loans decreased 2.49% or $598,000 to $23,413,000 from $24,011,000 at December 31, 2000 primarily due to the Banks desire to reduce indirect auto loans.

The Allowance for Loan Loss, at June 30, 2001, was .81% of total loans. This is an increase of $28,000 from December 31, 2000.

Total deposits increased $1,858,000 or 1.04% from $178,082,000 on December 31, 2000 to $179,940,000 on June 30, 2001. Noninterest bearing deposits decreased $591,000 from December 31, 2000 to June 30, 2001, while interest-bearing deposits increased $2,449,000 during the period. Time deposit balances increased $3,671,000, while interest-bearing checking accounts decreased $78,000 during this period. The bank offers competitive rates on certificates to attract and maintain deposit accounts.

Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, increased $771,000 from December 31, 2000 to June 30, 2001. Of the $771,000 increase, Federal Home Loan Bank borrowings increased $925,000 while repurchase agreements decreased $154,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank increased $3,098,000 or 29.83% since December 31, 2000 due to an advance that was purchased to fund long term mortgages previously recorded on the financial statements.

Total shareholders equity increased 2.21% or $526,000 to $24,290,000 from December 31, 2000 to June 30, 2001. Included in the overall increase was a $369,000 reduction in capital for the purchase of an additional 24,686 shares of treasury stock since year end as well as an increase in the after tax unrealized gain on Available for Sale Securities of $324,000.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $21,000 for the six months ended June 30, 2001 from a year ago.

Total interest income increased $435,000 to $8,637,000 from $8,202,000 for the six months ended June 30, 2001 over June 30, 2000. Interest and fees on loans increased $474,000 or 6.94% over the same time last year. This increase is a result of an increase in average real estate loan volume of $6,245,000. The balance went from an average balance of $101,051,000 for the first six months of 2000 to an average balance of $107,296,000 for the first six months of 2001. Taxable investment income decreased 17.87% for the first six months of 2001 for a total of $850,000 compared to $1,035,000 for the first six months of 2000. Taxable investments, which include agency bonds and mortgage backed securities, decreased $6,165,000 from June 30, 2000 to June 30, 2001, accounting for the decrease in revenue.

Non-interest income increased $100,000 for the six months ended June 30, 2001 from June 30, 2000. The increase was due in part to a $26,000 increase in the gain on the sale of real estate loans to the secondary market, an increase in service charges on deposit accounts of $33,000, and the addition of a "skip pay" program that generated $13,000.

Management increased the provision for loan losses in anticipation of increased loan losses as the economy weakens. The provision increased $60,000 in 2001 to $270,000 from $210,000 at June 30, 2000. Charge-offs amounted to $268,000 during the first six months of 2001 and $908,000 during the first six months of 2000. Recoveries amounted to $25,000 during the first six months of 2001 and $18,000 during the first six months of 2000.

Total interest expense increased 11.35% or $456,000 from $4,018,000 for the six months ended June 30, 2000 to $4,474,000 for the six months ended June 30, 2001. Interest on deposits increased $449,000 or 13.56% for the six months ended June 31, 2001 over the six months ended June 30, 2000 due to an increase in certificate interest rates during 2000. There was also a 10.9 million-dollar increase in the volume of certificates from June 30, 2000 to June 30, 2001. Interest on short-term borrowings decreased $224,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and long-term borrowings increased $231,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decrease in short term borrowings is due the elimination of the overnight funding and moving into long term advances in order to match directly to pools of loans and larger commercial loans.

Non-interest expense increased 4.21% or $110,000 to $2,721,000 for the six months ended June 30, 2001 compared to $2,611,000 in 2000. Salaries and benefits decreased $60,000 over the first two quarters of 2000. Other operating expenses have increased $169,000 to $1,075,000 for the six months ended June 30, 2001 from $906,000 for the six months ended June 30, 2000.

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  ------------


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At June 30, 2001 ComBanc, Inc. maintained a Tier I capital ratio of 15.44 %, total capital ratio of 16.32% and Tier I leverage ratio of 10.52%.

Based on the respective regulatory capital ratios at June 30, 2001, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities.
Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds.
Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At June 30, 2001 the Bank's liquid assets amounted to $54,894,000 or 23.93% of total assets compared with 21.62% at December 31, 2000. Management considers its liquidity to be adequate to meet its normal funding requirements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of June 30, 2001 to December 31, 2000.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)



                                        First       Years
                                        Year       1 to 5      Thereafter    Total
                                       -------    --------     ----------    -----
Comparison of 6/30/01 to 12/31/00
Total rate sensitive assets:
     At December 31,2000               $58,265     $86,917       $67,441    $212,623
     At June 30, 2001                   72,515      78,873        67,409     218,797

     Increase (Decrease)                14,250      (8,044)          (32)      6,174

Total rate sensitive liabilities:
     At December 31, 2000              $94,335     $66,391       $21,319    $182,045
     At June 30, 2001                  103,243      62,140        22,980     188,363

     Increase (Decrease)                 8,908      (4,251)        1,661       6,318

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

At June 30, 2001, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.



Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

       (b) There were no reports on 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMBANC, INC.


Date:                August 9, 2001                /s/ Paul G. Wreede
                                                   ____________________________
                                                   Paul G. Wreede
                                                   President, CEO, and Director



Date:                August 9, 2001                /s/ Kathleen A. Miller
                                                   ____________________________
                                                   Kathleen A. Miller
                                                   Senior Vice President & CFO