Form 10-Q
period 2001-09-30
COMBANC INC
filed 2001-11-13
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2001
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                       to
                               ---------------------     -----------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  34-1853493
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


  230 E. Second St., P. O. Box 429, Delphos, Ohio             45833
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,263,285 shares of the Bank's common stock (no par value) were outstanding as of November 13, 2001.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2001 FORM 10-Q

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

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                                 September 30,        December 31,
                                   ASSETS                                                            2001                2000
                                                                                               -----------------   -----------------
                                                                                                  (unaudited)

Cash and Due from Banks                                                                            $   6,115              $   5,147
Federal Funds Sold                                                                                    14,075                  2,810
                                                                                                   ---------              ---------
        Cash and Cash Equivalents                                                                     20,190                  7,957
Investment Securities -
    Available for Sale                                                                                38,941                 40,260
Loans Held for Resale                                                                                    622
Loans                                                                                                165,370                169,530
Allowance for Loan Losses                                                                             (1,494)                (1,331)
                                                                                                   ---------              ---------
        Net Loans                                                                                    163,876                168,199
Premises and Equipment                                                                                 4,803                  2,671
Other Assets                                                                                           3,944                  3,975
                                                                                                   ---------              ---------
        Total Assets                                                                               $ 232,376              $ 223,062
                                                                                                   =========              =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                                                            $  15,522              $  15,681
    Interest Bearing                                                                                 166,440                162,401
                                                                                                   ---------              ---------
        Total Deposits                                                                               181,962                178,082
Other Liabilities                                                                                      2,050                  1,572
Short Term Borrowings                                                                                 10,887                  9,259
Long Term Debt                                                                                        13,243                 10,385
                                                                                                   ---------              ---------
        Total Liabilities                                                                            208,142                199,298
                                                                                                   ---------              ---------
Commitments and Contingent Liabilities                                                                    --                     --
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,263,285 and 2,310,751 outstanding                                                        1,237                  1,237
    Capital Surplus                                                                                    1,513                  1,513
    Retained Earnings                                                                                 22,701                 22,065
    Accumulated Other Comprehensive Income                                                               684                    132
    Treasury Stock - 112,715 and 65,249 shares at cost                                                (1,901)                (1,183)
                                                                                                   ---------              ---------
        Total Shareholders' Equity                                                                    24,234                 23,764
                                                                                                   ---------              ---------
        Total Liabilities and Shareholders' Equity                                                 $ 232,376              $ 223,062
                                                                                                   =========              =========

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)


                                                                                                           Three Months Ended
                                                                                                              September 30,
                                                                                                      ----------------------------
                                                                                                               (unaudited)

                                                                                                         2001               2000
                                                                                                     ------------       ------------
Interest Income:
    Interest and Fees on Loans                                                                           $3,505               $3,684
    Interest and Dividends on Investments -
        Taxable                                                                                             488                  510
        Tax-Exempt                                                                                           68                  151
        Equity Securities                                                                                    28                   55
    Interest on Federal Funds Sold                                                                          114                    2
    Interest on Balances due from Depository Institutions                                                    --                    1
                                                                                                         ------               ------
            Total Interest Income                                                                         4,203                4,403
                                                                                                         ------               ------

Interest Expense:
    Interest on Deposits                                                                                  1,822                1,800
    Interest on Short-Term Borrowings                                                                        99                  353
    Interest on Long-Term Debt                                                                              203                  107
                                                                                                         ------               ------
            Total Interest Expense                                                                        2,124                2,260
                                                                                                         ------               ------
            Net Interest Income                                                                           2,079                2,143
    Provision for Loan Losses                                                                               370                  105
                                                                                                         ------               ------
Net Interest Income after Provision for Loan Losses                                                       1,709                2,038

Other Income
    Service Charges on Deposit Accounts                                                                     126                  110
    Other Operating Income                                                                                   84                   51
                                                                                                         ------               ------
            Total Other Income                                                                              210                  161
                                                                                                         ------               ------

Other Expenses:
    Salaries and Employee Benefits                                                                          709                  682
    Net Occupancy                                                                                           149                  113
    Other Operating Expenses                                                                                614                  491
                                                                                                         ------               ------
            Total Other Expenses                                                                          1,472                1,286
                                                                                                         ------               ------

Income - before Income Tax Expense                                                                          447                  913
    Income Tax Expense                                                                                      110                  254
                                                                                                         ------               ------
Net Income                                                                                               $  337               $  659
                                                                                                         ======               ======
Earnings Per Share                                                                                       $ 0.15               $ 0.28
Cash Dividends Per Share                                                                                 $ 0.12               $ 0.11

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO
                                   -----------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)


                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ------------------------------
                                                                                                              (unaudited)

                                                                                                          2001              2000
                                                                                                      ------------      ------------
Interest Income:
    Interest and Fees on Loans                                                                         $10,809               $10,514
    Interest and Dividends on Investments -
        Taxable                                                                                          1,338                 1,545
        Tax-Exempt                                                                                         344                   456
        Equity Securities                                                                                   86                    76
    Interest on Federal Funds Sold                                                                         262                    13
    Interest on Balances due from Depository Institutions                                                    1                     1
                                                                                                       -------               -------
            Total Interest Income                                                                       12,840                12,605
                                                                                                       -------               -------

Interest Expense:
    Interest on Deposits                                                                                 5,583                 5,112
    Interest on Short-Term Borrowings                                                                      344                   822
    Interest on Long-Term Debt                                                                             671                   344
                                                                                                       -------               -------
            Total Interest Expense                                                                       6,598                 6,278
                                                                                                       -------               -------
            Net Interest Income                                                                          6,242                 6,327
    Provision for Loan Losses                                                                              640                   315
                                                                                                       -------               -------
Net Interest Income after Provision for Loan Losses                                                      5,602                 6,012

Other Income
    Service Charges on Deposit Accounts                                                                    359                   310
    Other Operating Income                                                                                 239                   139
                                                                                                       -------               -------
            Total Other Income                                                                             598                   449
                                                                                                       -------               -------

Other Expenses:
    Salaries and Employee Benefits                                                                       2,130                 2,163
    Net Occupancy                                                                                          374                   337
    Other Operating Expenses                                                                             1,689                 1,397
                                                                                                       -------               -------
            Total Other Expenses                                                                         4,193                 3,897
                                                                                                       -------               -------

Income - before Income Tax Expense                                                                       2,007                 2,564
    Income Tax Expense                                                                                     548                   722
                                                                                                       -------               -------
Net Income                                                                                             $ 1,459               $ 1,842
                                                                                                       =======               =======
Earnings Per Share                                                                                     $  0.64               $  0.79
Cash Dividends Per Share                                                                               $  0.36               $  0.33

               The accompanying notes are an integral part of the
                   condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                                                          For the Nine Months
                                                                                                              September 30
                                                                                                      -----------------------------
                                                                                                         2001             2000
                                                                                                      ------------    -------------
                                                                                                              (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                                                       $  1,459              $  1,842
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                                      179                   157
        Provision for Loan Loss                                                                           640                   315
        Federal Home Loan Bank stock Dividends                                                            (83)                  (73)
        Investment Securities Amortization, Net                                                            16                    (9)
        Net Change in Loans Held for Resale                                                              (622)                   --
        Change in Other Assets and Other Liabilities                                                      308                   708
                                                                                                     --------              --------
            Net Cash Provided by Operating Activities                                                   1,897                 2,940
                                                                                                     --------              --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                                             (14,891)                 (444)
    Proceeds from Maturities of Securities
        Available for Sale                                                                             17,030                 2,067
    Net Change in Loans                                                                                 3,683                (8,055)
    Purchases of Premises and Equipment                                                                (2,311)                 (213)
                                                                                                     --------              --------
            Net Cash Provided/(Used) in Investing Activities                                            3,511                (6,645)
                                                                                                     --------              --------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                                      3,880                 2,780
    Proceeds from Borrowing                                                                             5,128                 3,145
    Repayment of Federal Home Loan Bank Advances                                                         (642)               (3,820)
    Dividends Paid                                                                                       (823)                 (771)
    Purchase of Stock                                                                                    (718)                 (345)
                                                                                                     --------              --------
            Net Cash Provided by Financing Activities                                                   6,825                   989
                                                                                                     --------              --------
Net Change in Cash and Cash Equivalents                                                                12,233                (2,716)
Cash and Cash Equivalents -
    Beginning of Year                                                                                   7,957                 7,540
                                                                                                     --------              --------
    End of Period                                                                                    $ 20,190              $  4,824
                                                                                                     ========              ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2000 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the nine months ending September 30, 2001 and September 30, 2000 were 2,287,222 and 2,335,453 respectively. The weighted-average shares outstanding for the quarter ending September 30, 2001 and September 30, 2000 were 2,272,544 and 2,328,776 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $14,354,000 and $11,931,000 at September 30, 2001 and December 31, 2000.

During the third quarter of 2001 the construction of a Corporate Center that serves as an operations and processing site for all offices was finished. The total cost of the project, including furniture and equipment, was $2,321,000.

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

FINANCIAL CONDITION

Total assets increased 4.18% from $223,062,000 at December 31, 2000 to $232,376,000 at September 30, 2001.

Total gross loans decreased 2.09% or $3,538,000 from December 31, 2000 to $165,992,000 on September 30, 2001. Real estate loans decreased $1,356,000 or 1.07% from year-end to September 30, 2001 due to the refinancing of real estate loans which were sold on the secondary market. Consumer loans decreased 11.64% or $2,246,000 to $17,052,000 from $19,298,000 at December 31, 2000 primarily due to the Banks desire to reduce indirect auto loans.

The Allowance for Loan Loss, at September 30, 2001, was .90% of total loans. This is an increase of $163,000 from December 31, 2000.

Total deposits increased $3,880,000 or 2.18% from $178,082,000 on December 31, 2000 to $181,962,000 on September 30, 2001. Noninterest bearing deposits decreased $159,000 from December 31, 2000 to September 30, 2001, while interest-bearing deposits increased $4,039,000 during the period. Time deposit balances increased $3,829,000, and interest-bearing checking accounts decreased $1,299,000 during this period. The bank offers competitive rates on certificates to attract and maintain deposit accounts.

Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, increased $1,628,000 from December 31, 2000 to September 30, 2001. Of the $1,628,000 increase, Federal Home Loan Bank borrowings increased $925,000 while repurchase agreements increased $703,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank increased $2,858,000 or 27.52% since December 31, 2000 due to an advance to fund long term mortgages previously funded on the financial statements.

Total shareholders equity increased 1.98% or $470,000 to $24,234,000 from December 31, 2000 to September 30, 2001. Included in the overall increase was a $718,000 reduction in capital for the purchase of an additional 47,466 shares of treasury stock since year end as well as an increase in the after tax unrealized gain on Available for Sale Securities of $552,000.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $85,000 for the nine months ended September 30, 2001 from a year ago.

Total interest income increased $235,000 to $12,840,000 from $12,605,000 for the nine months ended September 30, 2001 over September 30, 2000. Interest and fees on loans increased $295,000 or 2.81% over the same time last year. This increase is a result of an increase in average real estate loan volume of $4,335,000. The balance went from an average balance of $102,663,000 for the first nine months of 2000 to an average balance of $106,998,000 for the first nine months of 2001. Taxable investment revenue decreased 13.40% for the first nine months of 2001 for a total of $1,338,000 compared to $1,545,000 for the first nine months of 2000. The volume of Taxable investments, which include agency bonds and mortgage backed securities, decreased $6,796,000 from September 30, 2000 to September 30, 2001, accounting for the decrease in revenue. With the sharp decline in interest rates from January 1, 2001 to September 30, 2001, the decrease in volume and earnings was due to investment securities at higher interest rates being called and having to reinvest in much lower interest rate securities and federal funds.

Non-interest income increased $149,000 for the nine months ended September 30, 2001 from September 30, 2000. The increase was due in part to a $45,000 increase in the gain on the sale of real estate loans to the secondary market, an increase in service charges on deposit accounts of $49,000, and the addition of a "skip pay" program that generated $16,000. Serviced secondary market real estate loans increased from $1,839,000 at December 31, 2000 to $11,533,000 at September 30, 2001.

Management increased the provision for loan losses in anticipation of increased loan losses as the economy weakens. The provision increased $325,000 in 2001 to $640,000 from $315,000 at September 30, 2000. Charge-offs amounted to $617,000 during the first nine months of 2001 and $937,000 during the first nine months of 2000. Recoveries amounted to $140,000 during the first nine months of 2001 and $62,000 during the first nine months of 2000.

Total interest expense increased 5.10% or $320,000 from $6,278,000 for the nine months ended September 30, 2000 to $6,598,000 for the nine months ended September 30, 2001. Interest on deposits increased $471,000 or 9.21% for the nine months ended September 31, 2001 over the nine months ended September 30, 2000 due to an increase in certificate interest rates during 2000. There was also a 5.6 million-dollar increase in the volume of time deposits from September 30, 2000 to September 30, 2001. Interest on short-term borrowings decreased $478,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, and interest on long-term borrowings increased $327,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in short term borrowings is due the elimination of the overnight funding and moving into long term advances in order to match directly to pools of loans and larger commercial loans.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------


Non-interest expense increased 7.60% or $296,000 to $4,193,000 for the nine months ended September 30, 2001 compared to $3,897,000 in 2000. Salaries and benefits decreased $33,000 over the first three quarters of 2000. Other operating expenses have increased $292,000 to $1,689,000 for the nine months ended September 30, 2001 from $1,397,000 for the nine months ended September 30, 2000.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At September 30, 2001 ComBanc, Inc. maintained a Tier I capital ratio of 15.17%, total capital ratio of 16.14% and Tier I leverage ratio of 10.19%.

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO
                                   -----------


Based on the respective regulatory capital ratios at September 30, 2001, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 2001 the Bank's liquid assets amounted to $59,131,000 or 25.45% of total assets compared with 21.62% at December 31, 2000. Management considers its liquidity to be adequate to meet its normal funding requirements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2000. The following table compares rate sensitive assets and liabilities as of September 30, 2001 to December 31, 2000.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                                   First             Years
                                                                   Year              1 to 5            Thereafter            Total
                                                                 --------           --------           ----------           --------
Comparison of 9/30/01 to 12/31/00
Total rate sensitive assets:
   At December 31, 2000                                          $ 58,265           $ 86,917            $ 67,441            $212,623
   At September 30, 2001                                           77,526             75,068              66,569             219,163

    Increase (Decrease)                                            19,261            (11,849)               (872)              6,540

Total rate sensitive liabilities:
   At December 31, 2000                                          $ 94,335           $ 66,391            $ 21,319            $182,045
   At September 30, 2001                                          109,199             58,120              23,251             190,570

    Increase (Decrease)                                            14,864             (8,271)              1,932               8,525

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

At September 30, 2001, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.



Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

        (b) There were no reports on 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMBANC, INC.


Date:     November 13, 2001                      /s/ Paul G. Wreede
                                                 -------------------------------
                                                 Paul G. Wreede
                                                 President, CEO, and Director



Date:     November 13, 2001                      /s/ Kathleen A. Miller
                                                 -------------------------------
                                                 Kathleen A. Miller
                                                 Senior Vice President & CFO