Form 10-K405
period 2001-12-31
COMBANC INC
filed 2002-03-07
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    ---------------

                        Commission File Number: 000-24925

                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

229 E. Second St., P. O. Box 429 Delphos, Ohio                     45833
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (419) 695-1055
                                                   ---------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the actual trade price of the Common Shares of the Registrant on February 1, 2002, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $34,730,091.

2,240,651 shares of the registrant's common shares were outstanding on February 1, 2002.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders for the fiscal year ended December 31, 2001, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         On April 13, 1998, shareholders of The Commercial Bank (the "Bank") approved a Merger Agreement ("Agreement") pursuant to which ComBanc, Inc. (the "Company") acquired all of the outstanding stock of the Bank as a result of the exchange of shares between the shareholders of the Bank and the Company. After the share exchange which became effective on August 31, 1998, the Bank survived as a wholly-owned subsidiary of the Company and continues its operations as The Commercial Bank. Under the terms of the Agreement, each one of the existing outstanding shares of the Bank's common stock was exchanged for two of the Company's common shares so that each existing shareholder of the Bank became a shareholder of the Company, owning the same percentage of shares in the Company as the Bank. The shares of the company issued in connection with the transaction were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration set forth in Section 3(a)(12) of the Act. As a result of this transaction, the Company is the successor issuer to the Bank pursuant to Rule 12g-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

         The Company, through its wholly owned subsidiary, the Bank, operates a single line of business. The Bank is a full service bank chartered under the laws of the State of Ohio and offers a broad range of loan and deposit products to business and individual customers.

         At February 1, 2002, the Company had 87 full time equivalent employees.

MARKET AREA AND COMPETITION

       The Bank has served the area since its incorporation in 1877 and is engaged in providing service to the Allen, Putnam and Van Wert Counties in northwestern Ohio. Business is conducted from its main office in Delphos, Ohio and from three other branches located in Lima and Elida, Ohio. Lima has a population of approximately 45,000 and is located 15 miles east of Delphos. The Bank's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. The Company and the Bank compete not only with financial institutions based in Ohio, but also with a number of large out-of-state banks, bank holding companies and other financial and non-bank institutions. Some of the financial and other institutions operating in the same markets are engaged in national operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Bank.

       The principal factors in successfully competing for deposits are convenient office locations and remote service units, flexible hours, competitive interest rates and services, while those relating to loans are competitive interest rates, the range of lending services offered, and lending fees. The Bank provides 24 hour service through its ATM network, telephone banking product, and internet banking product. The Company believes that the local character of the Bank's businesses and their community bank management philosophy enables them to compete successfully in their respective market areas. However, it is anticipated that competition will continue to increase in the years ahead.


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

         The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Corporation. The Commercial Bank may not pay dividends to ComBanc, Inc. if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Commercial Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting the Corporation's ability to pay dividends on its outstanding common shares.

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

LOAN PORTFOLIO

         The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:

                                             2001                       2000                       1999
                                   -----------------------    -----------------------    -----------------------
                                                              (Dollars in Thousands)
Real Estate Loans:
   Construction                    $    9,827          6.2%   $    7,734          4.6%   $    8,701          5.4%
   Mortgage                           108,790         68.8%      118,488         69.9%      109,086         67.3%
Commercial, Financial and
   Agricultural Loans                  22,026         13.9%       22,400         13.2%       21,966         13.6%
Installment and
   Credit Card Loans                   16,192         10.2%       19,298         11.4%       21,192         13.1%
Other Loans                                67          0.0%           46          0.0%           35          0.0%
Municipal Loans                         1,272          0.8%        1,564          0.9%          978          0.6%
                                   ----------   ----------    ----------   ----------    ----------   ----------
      Total                           158,174        100.0%      169,530        100.0%      161,958        100.0%
                                                ==========                 ==========                 ==========
Less:
   Allowance for Credit Losses          1,815                      1,331                      1,832
                                   ----------                 ----------                 ----------
      Total Net Loans              $  156,359                 $  168,199                 $  160,126
                                   ==========                 ==========                 ==========


                                              1998                     1997
                                   -----------------------    -----------------------
                                                (Dollars in Thousands)
Real Estate Loans:
   Construction                    $    6,727          4.7%   $    6,334          5.0%
   Mortgage                            91,442         64.3%       71,474         56.8%
Commercial, Financial and
   Agricultural Loans                  17,937         12.6%       19,008         15.1%
Installment and
   Credit Card Loans                   25,192         17.7%       26,392         20.9%
Other Loans                                51          0.0%           32          0.0%
Municipal Loans                         1,061          0.7%        2,801          2.2%
                                   ----------   ----------    ----------   ----------
      Total                           142,410        100.0%      126,041        100.0%
                                                ==========                 ==========
Less:
   Allowance for Credit Losses          1,800                      1,639
                                   ----------                 ----------
      Total Net Loans              $  140,610                 $  124,402
                                   ==========                 ==========

         The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 2001. The amounts are also classified according to their sensitivity to changes in interest rates:

                                                    After 1
                                       Within     But Within     After
                                       1 Year     Five Years   Five Years     Total
                                     ----------   ----------   ----------   ----------

FIXED RATE LOANS:
   Real Estate - Construction        $    3,839   $    3,979   $    1,536   $    9,354
   Commercial                             4,616        5,476        2,053       12,145

ADJUSTABLE RATE LOANS:
   Real Estate - Construction               473           --           --          473
   Commercial                             9,878            3           --        9,881

TOTAL FIXED AND ADJUSTABLE RATE:
   Real Estate - Construction        $    4,312   $    3,979   $    1,536   $    9,827
   Commercial                            14,494        5,479        2,053       22,026

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

         One-to-Four Family Residential Real Estate Loans. As part of the lending activity, the Bank originates permanent loans secured by one-to-four family properties, for owner-occupied and non-owner-occupied, located within the Bank's primary market area. Each of such loans is for the purpose of purchase, refinance, or improvement of the property and is secured by a mortgage on the underlying real estate and improvements thereon. The principal amounts of all loans secured by first lien on one-to-four family properties totaled $49,729,000 as of December 31, 2001.

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

         Real estate mortgage loans make up 74.5% of the Bank's portfolio with a balance of $118,617,000 at December 31, 2001. Real estate construction loans represent 8.2% or $9,827,000 of the real estate loan portfolio at December 31, 2001.

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

         Commercial Loans, including agricultural loans, represent 13.9% or $22,026,000 of the Bank's loan portfolio at December 31, 2001. Municipal loans totaled $1,272,000 or .8% of total loans.

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

         Consumer loans, including credit card loans, accounted for $16,192,000 or 10.2% of total loans at December 31, 2001.

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

                                                                  December 31,
                                             -------------------------------------------------------
                                               2001        2000        1999        1998        1997
                                             --------    --------    --------    --------    --------

Non-Accrual                                  $  3,455    $    542    $    712    $    805    $    982
Contractually Past Due 90 Days or More
   as to Principal or Interest                  2,810       2,587       2,413         621       1,086
                                             --------    --------    --------    --------    --------
                                             $  6,265    $  3,129    $  3,125    $  1,426    $  2,068
                                             ========    ========    ========    ========    ========
Non-Performing Loans to Total Loans              3.96%       1.85%       1.93%       1.00%       1.64%


         As of December 31, 2001, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

         At December 31, 2001, the Bank's percentage of non-performing loans to total loans was 3.96% as compared to 1.85% of total loans at December 31, 2000.

SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollars in Thousands)

                                                                             Year Ended December 31,
                                                        ------------------------------------------------------------------
                                                           2001          2000          1999          1998          1997
                                                        ----------    ----------    ----------    ----------    ----------

Balance of Allowance at Beginning of Year               $    1,331    $    1,832    $    1,800    $    1,639    $    1,988
                                                        ----------    ----------    ----------    ----------    ----------
Loans Actually Charged Off -
    Real Estate - Construction                                  --            --            --            --            --
    Real Estate - Mortgage                                      --            --            --            15             4
    Commercial, Financial and Agricultural                     281            96           106            26         2,011
    Installment and Credit Card                                548           890           258           182           142
                                                        ----------    ----------    ----------    ----------    ----------
                                                               829           986           364           223         2,157
                                                        ----------    ----------    ----------    ----------    ----------
Recoveries of Loans Previously Charged Off -
    Real Estate - Construction                                  --            --            --            --            --
    Real Estate - Mortgage                                      11            --            --            --            11
    Commercial, Financial and Agricultural                     458            10            --             3             8
    Installment and Credit Card                                 54            55            36            21            11
                                                        ----------    ----------    ----------    ----------    ----------
                                                               523            65            36            24            30
                                                        ----------    ----------    ----------    ----------    ----------
Net Charge-Offs (Recoveries)                                   306           921           328           199         2,127
                                                        ----------    ----------    ----------    ----------    ----------
Addition to Allowance Charged to Expense                       790           420           360           360         1,778
                                                        ----------    ----------    ----------    ----------    ----------
Balance of Allowance at Year-End                        $    1,815    $    1,331    $    1,832    $    1,800    $    1,639
                                                        ==========    ==========    ==========    ==========    ==========
Ratio of Net Charge-Offs to Avg. Loans Outstanding            0.18%         0.55%         0.21%         0.15%         1.69%
Ratio of Allowance for Credit Losses to Total Loans           1.15%         0.79%         1.14%         1.26%         1.30%

         Allowance And Provision For Loan Losses. The Bank maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for loans on the banks watch list. The Bank has changed from allocating a weighted average loss to a category of loans to determine adequate allowances to a specific allocation based upon management review as stated below. The Executive Loan Officers review, on a quarterly basis, the status of all credit relationships of greater than $250,000 or appearing on the banks watch list, and assign or reassign judgmental grades. The grades indicate the risk level of the loans to the Bank and loss allowances are established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. The Bank will specifically allocate an amount that is deemed appropriate based on the valuation of the collateral for each loan reviewed. The sum of the specific allocations determined by management and allocated for by reviewing the watch list will be added to the result of the historical rate of loss on each of these three categories times the remaining balances in these categories. The historical rate of loss on consumer balances, commercial balances and real estate balances, excluding those classified, will be determined based on the three-year history.

         At year end 2001, the allowance had a balance of $1,815,000, or 1.15% of total loans, compared to $1,331,000, or .79% of total loans, at year end 2000. The provision for loan losses was $790,000 for the year ended December 31, 2001 compared to $420,000 for the year ended December

31, 2000. The increase in the reserve is the result of two large recoveries, anticipated at year end 2000, on loans previously charged off and an increase in the allocation in response to growing delinquencies that have occurred due to a downturn in the economy. Additional recoveries anticipated in the first quarter of 2002 will continue to fund the allowance. The weakening economy will continue to affect delinquencies at least through the first half of 2002. The Bank will adjust the provision as necessary based on its quarterly review of the allowance and the lending environment as derived by many factors including the local, regional and national economy.

         All loans charged off during the year ended December 31, 2001 were either consumer or commercial. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in reducing charge-offs, the Bank has a loan collection department and a credit analyst. In addition, management's goal is to establish a proper product mix to maximize earnings and maintain a sufficient allowance while growing the Bank in the commercial area. Should charge-offs increase, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio as calculated in the allowance for loan and lease losses. The Bank's three-year history of losses is $829,000 in 2001, $986,000 in 2000 and $364,000 in 1999.
These totals represent a large loss in the installment area in 2001 and 2000.

INVESTMENT PORTFOLIO

      The following table sets forth the value of the Bank's investment securities at the respective year end for each of the last three years.

                                                    December 31, 2001
                                    -------------------------------------------------
                                    Amortized    Unrealized   Unrealized      Fair
                                       Cost         Gains       Losses       Value
                                    ----------   ----------   ----------   ----------
Securities Available for Sale -
Agency Securities                   $    9,752   $      198   $       15   $    9,935
Mortgaged Backed Securities             14,589          223            5       14,807
State and Municipal Securities          12,613          290           61       12,842
                                    ----------   ----------   ----------   ----------
         Total                      $   36,954   $      711   $       81   $   37,584
                                    ==========   ==========   ==========   ==========

                                                    December 31, 2000
                                    -------------------------------------------------
                                     Amortized   Unrealized   Unrealized      Fair
                                       Cost        Gains        Losses       Value
                                    ----------   ----------   ----------   ----------
Securities Available for Sale -
Agency Securities                   $   18,958   $       50   $      130   $   18,878
Mortgaged Backed Securities             10,762          102           47       10,817
State and Municipal Securities          10,339          241           15       10,565
                                    ----------   ----------   ----------   ----------
         Total                      $   40,059   $      393   $      192   $   40,260
                                    ==========   ==========   ==========   ==========

                                                    December 31, 1999
                                    ----------   ----------   ----------   ----------
                                     Amortized   Unrealized   Unrealized       Fair
                                       Cost         Gains       Losses        Value
                                    ----------   ----------   ----------   ----------
Securities Available for Sale -
Agency Securities                   $   20,920   $       --   $      571   $   20,349
Mortgaged Backed Securities             13,040           19          168       12,891
State and Municipal Securities          11,643           90          178       11,555
                                    ----------   ----------   ----------   ----------
         Total                      $   45,603   $      109   $      917   $   44,795
                                    ==========   ==========   ==========   ==========

         There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Treasury and U. S. Government agencies.

         The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 2001. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.

                                                           After                     After
                                                          1 Year                    5 Years
                                  Within                But Within                  But Within                 After
                                  1 Year                  5 Years                    10 Years                 10 Years
                        ----------------------    ----------------------    ----------------------    -----------------------
                             Amt        Yield          Amt        Yield          Amt        Yield          Amt         Yield
                        ------------   -------    ------------   -------    ------------   -------    ------------    -------
                                                             (Dollars in Thousands)

U. S. Government
  Agencies              $      2,510      5.81%   $      7,253      5.42%   $         --              $         --
Mortgage-Backed
  Securities                     455      5.93%          9,008      6.40%          5,115      5.80%             --
Obligations of
  States and Political
  Subdivisions                 1,475      7.84%          3,851      7.21%          4,913      6.95%          2,374     6.94%
                        ------------              ------------              ------------              ------------
      Total             $      4,440              $     20,112              $     10,028              $      2,374
                        ============              ============              ============              ============

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

         The following table sets forth the average balances of and average rates paid on deposits for the periods indicated: (Dollars in Thousands)

                                                              Year Ended December 31,
                             -----------------------------------------------------------------------------------------
                                         2001                           2000                          1999
                             ---------------------------    ---------------------------    ---------------------------
                                Average        Average         Average        Average         Average        Average
                                Balance         Rate           Balance         Rate           Balance         Rate
                             ------------   ------------    ------------   ------------    ------------   ------------

Noninterest-Bearing          $     14,791           0.00%   $     14,680           0.00%   $     14,965           0.00%
Savings                            27,697           1.93%         27,201           2.32%         28,445           2.43%
NOW, Super NOW and Plus            28,360           1.64%         27,685           1.96%         26,299           1.89%
Time                              108,079           5.70%        101,040           5.68%         96,951           5.23%
                             ------------                   ------------                   ------------
         Total               $    178,927                   $    170,606                   $    166,660
                             ============                   ============                   ============


The maturity distribution of time deposits as of December 31, 2001 was:


                                             Less than      $100,000
                                             $100,000       and Over
                                           ------------   ------------
                                                 (In Thousands)
Three Months or Less                       $     22,527   $      7,553
Over Three Months Through Six Months             22,750          5,375
Over Six Months Through Twelve Months            21,538          4,971
Over Twelve Months                               14,799          5,720
                                                     --             --
                                           ------------   ------------
Total                                      $     81,614   $     23,619
                                           ============   ============

SHORT-TERM BORROWINGS

         The following table sets forth certain information regarding the Bank's short-term borrowed funds at or for the periods ended on the dates indicated.

                                                    2001          2000         1999
                                                 ----------    ----------    ----------

FEDERAL HOME LOAN BANK SHORT-TERM BORROWINGS

  Average Balance Outstanding                    $    6,748    $   13,866    $    9,871

  Maximum Amount Outstanding
    at any Month-End During the Period                6,925        19,368        15,774

  Balance Outstanding at End of Period                  925         6,000        15,459

  Weighted Average Interest Rate
    During the Period                                  4.43%         5.91%         5.21%

  Weighted Average Interest Rate at
    End of Period                                      5.06%         6.96%         5.97%


REPURCHASE AGREEMENTS

  Average Balance Outstanding                    $    3,505    $    2,705    $    2,129

  Maximum Amount Outstanding
    at any Month-End During the Period                4,481         3,299         2,676

  Balance Outstanding at End of Period                3,052         3,259         2,094

  Weighted Average Interest Rate
    During the Period                                  3.22%         5.92%         4.67%

  Weighted Average Interest Rate at
    End of Period                                      1.51%         5.48%         5.30%

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

                                                                     Change from Prior Year
                                   Years Ended             ------------------------------------------
                                   December 31,                2001 vs. 2000          2000 vs. 1999
                          ------------------------------   --------------------   -------------------
                            2001       2000       1999      Amount      Percent    Amount     Percent
                          --------   --------   --------   --------    --------   --------   --------
                                                 (Dollar amounts in thousands)

Interest Income           $ 16,436     17,007   $ 15,318   $   (571)     -3.36%   $  1,689      11.03%
Interest Expense             8,432      8,587      6,921       (155)     -1.81%      1,666      24.07%
                          --------   --------   --------   --------    --------   --------   --------

Net Interest Income       $  8,004      8,420   $  8,397   $   (416)     -4.94%   $     23       0.27%
                          ========   ========   ========   ========    ========   ========   ========

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

                                                                    Years Ended December 31,
                                 -------------------------------------------------------------------------------------------
                                                     2001                                            2000
                                 --------------------------------------------     ------------------------------------------
                                                   Interest         Average                        Interest        Average
                                   Average          Income/         Yields/          Average        Income/        Yields/
                                   Balance          Expense          Rates           Balance        Expense         Rates
                                 ------------    ------------    ------------     ------------   ------------   ------------
                                                                                            (Dollars in Thousands)

ASSETS

Interest-Earning Assets:

   Investment Securities

      Taxable                    $     28,895    $      1,729            5.98%    $     33,345   $      2,135           6.40%

      Tax Exempt                       11,715             895            7.64%          11,546            904           7.83%

   Federal Funds Sold                  12,112             357            2.95%             599             38           6.34%

   Interest on Deposits
      with Banks                           79               1            1.27%              28              1           3.57%

   Loans                              166,941          13,759            8.24%         167,095         14,236           8.52%
                                 ------------    ------------                     ------------   ------------
Total Interest-Earning
   Assets                             219,742          16,741            7.62%         212,613         17,314           8.14%
                                 ------------    ------------                     ------------   ------------
Noninterest-Earning Assets:

   Cash and Due from Banks              4,706                                            4,427

   Premises and Equipment               4,036                                            2,437

   Other Assets                         1,988                                            2,542

   Allowance for
      Credit Losses                    (1,367)                                          (1,431)
                                 ------------                                     ------------
Total Noninterest-Earning
   Assets                               9,363                                            7,975
                                 ------------                                     ------------
Total Assets                     $    229,105                                     $    220,588
                                 ============                                     ============



                                 ------------------------------------------
                                                    1999
                                 ------------------------------------------
                                                  Interest        Average
                                    Average        Income/        Yields/
                                    Balance        Expense         Rates
                                 ------------   ------------   ------------


ASSETS

Interest-Earning Assets:

   Investment Securities

      Taxable                    $     31,618   $      1,910           6.04%

      Tax Exempt                       12,365          1,000           8.09%

   Federal Funds Sold                     580             27           4.66%

   Interest on Deposits
      with Banks                           40             11          27.50%

   Loans                              152,929         12,710           8.31%
                                 ------------   ------------
Total Interest-Earning
   Assets                             197,532         15,658           7.93%
                                 ------------   ------------
Noninterest-Earning Assets:

   Cash and Due from Banks              4,667

   Premises and Equipment               2,375

   Other Assets                         2,081

   Allowance for
      Credit Losses                    (1,869)
                                 ------------
Total Noninterest-Earning
   Assets                               7,254
                                 ------------
Total Assets                     $    204,786
                                 ============

                                                                   Years Ended December 31,
                                      ---------------------------------------------------------------------------------------------
                                                           2001                                            2000
                                      ---------------------------------------------     ------------------------------------------
                                                         Interest         Average                        Interest        Average
                                         Average          Income/         Yields/         Average         Income/        Yields/
                                         Balance          Expense          Rates          Balance         Expense         Rates
                                      ------------     ------------    ------------     ------------   ------------   ------------
                                                                       (Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:

  Savings Deposits                    $     27,697     $        535            1.93%    $     27,201   $        632           2.32%

  NOW, Super NOW, Plus                      28,360              465            1.64%          27,685            543           1.96%

  Time Deposits                            108,496            6,159            5.68%         101,040          5,744           5.68%
                                      ------------     ------------    ------------     ------------   ------------   ------------

Total Interest-Bearing
  Deposits                                 164,553            7,159            4.35%         155,926          6,919           4.44%

Other Borrowed                              22,472            1,273            5.66%          25,419          1,666           6.55%

Fed Funds Purchased                             --               --            0.00%              10              2          20.00%
                                      ------------     ------------                     ------------   ------------

Total Interest-Bearing
  Liabilities                              187,025            8,432            4.51%         181,355          8,587           4.73%
                                      ------------     ------------                     ------------   ------------

Noninterest-Bearing Liabilities:

  Demand Deposits                           14,791                                            14,680

  Other Liabilities                          2,904                                             1,415
                                      ------------                                      ------------

Total Noninterest-
  Bearing Liabilities                       17,695                                            16,095
                                      ------------                                      ------------

Shareholders' Equity                        24,385                                            23,138
                                      ------------                                      ------------

Total Liabilities and
  Shareholders' Equity                $    229,105                                      $    220,588
                                      ============                                      ============

Net Interest Income
  (Tax Equivalent Basis)                               $      8,344                                    $      8,727


Reversal of Tax
  Equivalent Adjustment                                        (340)                                           (307)
                                                       ------------                                    ------------

Net Interest Income                                    $      8,004                                    $      8,420
                                                       ============                                    ============


Net Interest Spread (Tax
Equivalent Basis)                                                              3.11%                                          3.41%
                                                                       ============                                   ============

Net Interest Margin
(Net Interest Income as a % of
Interest-Earning Assets, Tax
 Equivalent Basis)                                                             3.80%                                          4.10%
                                                                       ============                                   ============

Net Interest Margin
(Net Interest Income as a %
 of Interest-Earning Assets)                                                    3.64%                                          3.96%
                                                                       ============                                   ============


                                                  Years Ended December 31,
                                         ------------------------------------------
                                                           1999
                                         ------------------------------------------
                                                         Interest        Average
                                            Average       Income/        Yields/
                                            Balance       Expense         Rates
                                         ------------   ------------   ------------
                                                  (Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:

  Savings Deposits                       $     28,445   $        690           2.43%

  NOW, Super NOW, Plus                         26,299            498           1.89%

  Time Deposits                                96,951          5,075           5.23%
                                         ------------   ------------   ------------

Total Interest-Bearing
  Deposits                                    151,695          6,263           4.13%

Other Borrowed                                 13,770            658           4.78%

Fed Funds Purchased                                --             --
                                         ------------   ------------

Total Interest-Bearing
  Liabilities                                 165,465          6,921           4.18%
                                         ------------   ------------

Noninterest-Bearing Liabilities:

  Demand Deposits                              14,965

  Other Liabilities                             1,540
                                         ------------

Total Noninterest-
  Bearing Liabilities                          16,505
                                         ------------

Shareholders' Equity                           22,816
                                         ------------

Total Liabilities and
  Shareholders' Equity                   $    204,786
                                         ============

Net Interest Income
(Tax Equivalent Basis)                                $      8,737


Reversal of Tax
  Equivalent Adjustment                                       (340)
                                                      ------------

Net Interest Income                                   $      8,397
                                                      ============


Net Interest Spread (Tax
Equivalent Basis)                                                              3.75%
                                                                       ============

Net Interest Margin
(Net Interest Income as a % of
Interest-Earning Assets, Tax
 Equivalent Basis)                                                             4.42%
                                                                       ============

Net Interest Margin
(Net Interest Income as a %
of Interest-Earning Assets)                                                    4.25%
                                                                       ============

         The ratio of net interest income to average interest-earning assets decreased to 3.64% in 2001 from 3.96% in 2000 and 4.25% in 1999.

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

                                                2001 vs 2000                              2000 vs 1999
                                 --------------------------------------    --------------------------------------
                                         Increase/                                Increase/
                                         (Decrease)                               (Decrease)
                                      Due to Change in                         Due to Change in
                                 ------------------------                  ------------------------
                                                               Total                                     Total
                                   Average       Average     Increase/      Average        Average      Increase/
                                   Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
                                 ----------    ----------    ----------    ----------    ----------    ----------
                                        (Dollars in Thousands)                     (Dollars in Thousands)

Investment Income:
Investment Securities:
   Taxable                       $     (272)   $     (134)   $     (406)   $      108    $      117    $      225
   Tax Exempt                            13           (22)           (9)          (65)          (31)          (96)
   Federal Funds
      Sold                              328            (9)          319             1            10            11
Interest on Deposits
      with Banks                         --            --            --            (2)           (8)          (10)
Interest and Fees
      on Loans                          (13)         (429)         (442)        1,199           327         1,526
                                 ----------    ----------    ----------    ----------    ----------    ----------

Total Interest Income                    56          (594)         (538)        1,241           415         1,656
                                 ----------    ----------    ----------    ----------    ----------    ----------

Interest Expense:
Interest-Bearing Deposits:
   Savings                               12          (109)          (97)          (29)          (29)          (58)
   NOW, Super NOW,
      and Plus                           13           (91)          (78)           27            18            45
   Time                                 401            14           415           220           449           669
   Other Borrowed                      (181)         (212)         (393)          701           307         1,008
   Federal Funds Purchased               (1)           (1)           (2)           --             2             2
                                 ----------    ----------    ----------    ----------    ----------    ----------
Total Interest Expense                  244          (399)         (155)          919           747         1,666
                                 ----------    ----------    ----------    ----------    ----------    ----------
Change in Net
   Interest Income               $     (188)   $     (195)   $     (383)   $      322    $     (332)   $      (10)
                                 ==========    ==========    ==========    ==========    ==========    ==========

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

ITEM 2 - PROPERTIES

         ComBanc, Inc. owns no property. The Commercial Bank's executive offices are located at The Commercial Bank's Corporate Center at 229 E. Second St., Delphos, Ohio, which is owned by the Bank. The Bank operates four branch banking facilities, all of which are owned by the Bank, at the following locations: the Delphos Branch Office at 230 E. Second St., Delphos, Ohio, the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the newest facility at 2285 N. Cole St., Lima, Ohio opened in August of 1996. All branch offices are full service facilities. All properties are in good working condition and are adequately insured. Construction of a corporate/operations center across the street from the main office building was completed in the third quarter of 2001. Utilization of the current main office structure was at maximum capacity, and the additional space provided by the corporate/operations center supports management's strategic direction and intention to provide additional products and services.

ITEM 3 - LEGAL PROCEEDINGS

         The Commercial Bank, at any given time, is involved in a number of lawsuits initiated by The Commercial Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

         At December 31, 2001, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

         There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The common stock of the Company trades under the symbol COBI, and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI). For 2001 and 2000, bid and ask quotations were obtained from Community Bank Investments which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.


  2001         Low Bid     High Bid    Low Ask     High Ask    Dividend Per Share

First Qtr       14.500      14.750      15.500      16.000         .120
Second Qtr      14.750      15.000      15.500      15.500         .120
Third Qtr       15.000      15.250      15.150      16.000         .120
Fourth Qtr      15.250      15.490      16.000      24.000         .140


2000           Low Bid     High Bid    Low Ask     High Ask    Dividend Per Share

First Qtr       16.000      19.500      18.000      20.880         .110
Second Qtr      12.000      16.000      14.750      19.500         .110
Third Qtr       13.000      14.000      13.880      15.250         .110
Fourth Qtr      13.750      14.500      14.250      16.000         .150


         As of February 1, 2002, the Bank's common stock was held by 960 shareholders of record.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table set forth certain information concerning the consolidated financial condition and results of operations for the periods indicated:


                                                         As of and for the years ended December 31,
                                             ------------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                             ----------    ----------    ----------    ----------    ----------
STATEMENT OF OPERATIONS
Interest Income                              $   16,436    $   17,007    $   15,318    $   14,538    $   14,359
Interest Expense                                  8,432         8,587         6,921         6,693         7,021
                                             ----------    ----------    ----------    ----------    ----------
    Net Interest Income                           8,004         8,420         8,397         7,845         7,338
Provision for Loan Losses                           790           420           360           360         1,778
                                             ----------    ----------    ----------    ----------    ----------
Net Interest Income after
    Provision for Loan Losses                     7,214         8,000         8,037         7,485         5,560
Other Income                                      1,106           600           639           447           385
Operating Expenses                                5,662         5,251         5,140         4,618         4,452
                                             ----------    ----------    ----------    ----------    ----------
    Income before Income Taxes                    2,658         3,349         3,536         3,314         1,493
Applicable Income Taxes                             725         1,000         1,017           930           268
                                             ----------    ----------    ----------    ----------    ----------
    Net Income                               $    1,933    $    2,349    $    2,519    $    2,384    $    1,225
                                             ==========    ==========    ==========    ==========    ==========

STATEMENT OF CONDITION (YEAR END DATA)
Total Assets                                 $  218,977    $  223,062    $  218,548    $  194,661    $  194,583
Investment Securities                            37,584        40,260        44,796        41,267        47,869
Loans Receivable                                158,174       169,530       161,958       142,410       126,041
Allowance for Loan Losses                         1,815         1,331         1,832         1,800         1,639
Deposits                                        179,657       178,082       169,720       166,021       172,077
Shareholders' Equity                             23,940        23,764        22,473        22,566        21,087

SELECTED FINANCIAL RATIOS
Return on Average Assets                           0.84%         1.06%         1.23%         1.25%         0.65%
Return on Average Equity                           7.93%        10.15%        11.04%        10.90%         5.79%
Tier One Risk-Based Capital                       15.74%        15.47%        15.43%        16.89%        17.00%
Total Risk-Based Capital                          16.96%        16.34%        16.66%        18.14%        18.26%
Tier One Leverage Ratio                           10.16%        10.61%        10.73%        11.42%        10.60%
Dividend Payout Ratio                             58.92%        47.52%        42.45%        40.00%        65.38%

PER SHARE DATA (1)
Net Income                                   $     0.85    $     1.01    $     1.06    $     1.00    $     0.52
Book Value                                        10.63         10.28          9.57          9.50          8.88
Cash Dividends Declared                            0.50          0.48          0.45          0.40          0.34

         (1) Adjusted to reflect the August, 1998 ComBanc, Inc. formation resulting in a two for one stock exchange leaving 2,376,000 issued and 2,280,283 average outstanding shares in 2001, 2,376,000 issued and 2,330,415 average outstanding shares in 2000, 2,376,000 issued and 2,370,408 average outstanding shares in 1999 and 2,376,000 issued and outstanding shares in 1998, and 1997.


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

         For the Bank, the primary sources of liquidity have traditionally been Federal Funds Sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 2001, such securities amounted to $37.6 million, at December 31, 2000 such securities amounted to $40.3 million, and at December 31, 1999 such securities amounted to $44.8 million. At December 31, 2001, 2000 and 1999, Federal Funds Sold amounted to $9.7 million, $2.8 million, and $83 thousand, respectively.

         The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 135% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at December 31, 2001 was $37.8 million.

         Management considers its liquidity to be adequate to meet its normal funding requirements and anticipates that it will have sufficient funds available in 2002 from additional sources such as investment security maturities and mortgage-backed securities repayments and deposit accounts.

CAPITAL RESOURCES

         The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Board (FRB). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2001 that the Bank meets all the capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Bank's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 16.93%, 10.47.%, and 6.69%, respectively at December 31, 2001.

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

         Through December 31, 2001 the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

         There are different factors such as general economic conditions, monetary and fiscal policies and policies of the regulatory authorities that may affect the operating results of the Bank.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

         Total assets decreased 1.8% to $219.0 million at December 31, 2001 from $223.1 at December 31, 2000.

         Cash and due from banks increased $1.4 million or 27.1% from December 31, 2000 to December 31, 2001.

         Federal Funds Sold increased $6.9 million from the year before due to an increase in deposit volume, specifically certificates of deposit and the sale of portfolio mortgage loans on the secondary market.

         Investment securities decreased $2.7 million or 6.6% from December 31, 2000 to December 31, 2001 due to callable securities being called, maturing securities and pay-downs on mortgage-backed investments. The balance in these investments has decreased due to reduced need for pledgable investments.

         The allowance for loan loss has increased $484,000 from $1,331,000 on December 31, 2000 to $1,815,000 on December 31, 2001. This was due mainly to an increase to the provision for loan loss for 2001 by $370,200 from $420,000 in 2000 to $790,200 in 2001 and a recovery of $347,000 on The Bennett Funding Group, Inc loan. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

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

         Total deposits increased $1.6 million or .9% from December 31, 2000 to $179.7 million at December 31, 2001. Demand deposits increased 10.0% or $1,576,000 and savings deposits decreased $514,000 or 1.5% from December 31, 2000 to December 31, 2001. Certificates and other time deposits decreased $907,000 or .9%. The Bank offers special rates to attract and maintain certificates throughout the year. Due to this increase in deposits and sale of portfolio mortgage loans on the secondary market, the Bank was able to reduce short term borrowings, which includes FHLB advances with a maturity less than one year, by $5.3 million or 57.0% from $9.3 million at December 31, 2000 to $4.0 million at December 31, 2001. Long term debt, which is comprised of advances from the Federal Home Loan Bank with a maturity greater than one year, decreased to $9.8 million at December 31, 2001 from $10.4 million at December 31, 20001. The Bank matches long term commercial loans with the corresponding advance at the Federal Home Loan Bank to reduce interest rate risk.

         Shareholders' equity was $23.94 million at December 31, 2001 compared to $23.76 million at December 31, 2000. The $176,000 increase was attributable to $1,933,000 in net income for the fiscal year, less $1,139,000 in dividends declared and paid, less $902,000 in Treasury stock, plus an increase in accumulated other comprehensive income of $283,000. Accumulated other comprehensive income is comprised of unrealized gains or losses on securities available for sale.

         The Commercial Bank reported net income for the fiscal year 2001 of $1,933,000, compared to $2,349,000 in fiscal year 2000. The most significant changes from 2000 to 2001 were the decrease in interest income of $571,000, a decrease in interest expense of $154,000, an increase in the provision for loan losses of $370,000, an increase in other income of $506,000 and an increase in other expenses of $411,000.

         Net interest income decreased $416,000 in the fiscal year 2001 compared to fiscal year 2000. Interest income decreased 3.4% or $571,000 to $16,436,000 in fiscal year 2001 compared to $17,007,000 in fiscal year 2000. The major component of this decrease was interest on loans which decreased $477,000 to $13,759,000 in 2001 compared to $14,236,000 in 2000. This decrease was a result of an $11.8 million decrease in total net loans, and more specifically, an 8.2% or $9,698,000 decrease in real estate mortgage loans, and an overall decrease in average rates for the fiscal year 2001. Interest expense decreased $154,000 or 1.8% to $8,433,000 in fiscal year 2001 compared to $8,587,000 in fiscal year 2000. The majority of this decrease can be attributed to a $439,000 decrease in long-term debt expense, due to a decrease in both balance and rate on long term advancements from the Federal Home Loan Bank. Interest on deposit accounts increased $240,000 or 3.5% to $7,159,000 in fiscal year 2001 from $6,919,000 in fiscal year 2000 due mainly to a $1.6 million increase in total deposit balances from the prior year.

         The provision for loan losses was $790,200 in fiscal year 2001, an increase of $370,200 from the 2000 fiscal year. Management increased the provision for loan losses due to an increase in loan delinquencies and due to substantial charge-offs in fiscal year 2001.

         Noninterest income increased $507,000 from $600,000 in fiscal 2000 to $1,107,000 in fiscal 2001. Service charges on deposit accounts increased $62,000 or 14.7%. The major components in this category include ATM fees, penalty charges on deposit accounts, and collections, commissions and fees. Gain on sale of loans increased from $0 in 2000 to $368,000 in 2001. This increase includes a Mortgage Servicing Right of $240,000 and a Gain on Sale of Mortgage Loans of $128,000, the result of the $9,698,000 decrease in real estate mortgage loans that were sold to the Federal Home Loan Mortgage Corporation with servicing retained. Other income increased $75,000 or 41.9% from 179,000 in 2000 to $254,000 in 2001. There were no sales of securities in fiscal year 2001, and therefore no gains or losses on sales of available for sale securities were recorded. There were no sales of real estate in fiscal years 2000 and 2001

         Noninterest expense increased 7.8% or $411,000 in fiscal year 2001 compared to the same time frame a year ago. The major account increases include an increase of $64,000 in state taxes, a $62,000 increase in legal and professional fees incurred in the case of Bennett Funding, an increase in data processing expense of $54,000 as a result of additional electronic products offered to customers, an increase in net occupancy expense of $45,000 as a result of additional depreciation with the completion of the Corporate Center, and an increase in salaries and employee benefits of $42,000.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

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

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2002 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2002 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In additional to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward looking statements:
Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

EFFECT OF ACCOUNTING CHANGES

         In July 2001, the FASB (Financial Accounting Standards Board) issued Statements (SFAS) No. 141, "Accounting for Business Combinations" and No. 142, "Accounting for Goodwill and Intangible Assets". These Statements will have no material effect on the Company at this time since it has not been involved in a "business combination" subject to SFAS No. 141 and does not have goodwill or other intangible assets subject to SFAS No. 142.

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

         The following table sets forth the cumulative maturity distributions as of December 31, 2001 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

         This table, however, does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 2002.

         Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position.

                                              3 months       3 - 12           1 - 3         3 - 5         over 5
                                               or less       months           years         years          years         Total
                                             ----------    ----------     ----------     ----------     ----------    ----------
Interest-Earning Assets:
   Loans                                     $   33,884    $   22,804     $   29,436     $   28,913     $   43,137    $  158,174
   Investment Securities                          2,446         6,618          6,914          5,177         16,429        37,584
   Federal Funds Sold                             9,677            --             --             --             --         9,677
   Interest-Bearing Balances -
      in Other Depository Institutions              202            --             --             --             --           202
                                             ----------    ----------     ----------     ----------     ----------    ----------
         Total                               $   46,209    $   29,422     $   36,350     $   34,090     $   59,566    $  205,637
                                             ==========    ==========     ==========     ==========     ==========    ==========

Interest-Bearing Liabilities:
   Savings Deposits                          $    2,791    $    2,791     $    8,630     $    8,630     $   11,507    $   34,349
   Checking Deposits                              1,852         1,852          5,726          5,726          7,634        22,790
   Time Deposits                                 31,176        53,948         18,277          1,850             --       105,251
   Short Term Borrowings                          3,377           600          2,562          2,938          3,392        12,869
   Long Term Debt                                    --           900             --             --             --           900
                                             ----------    ----------     ----------     ----------     ----------    ----------
      Total                                  $   39,196    $   60,091     $   35,195     $   19,144     $   22,533    $  176,159
                                             ==========    ==========     ==========     ==========     ==========    ==========

Interest Rate
   Sensitivity Gap                           $    7,013    $  (30,669)    $    1,155     $   14,946     $   37,033    $   29,478

Cumulative Interest Rate
   Sensitivity Gap                                7,013       (23,656)       (22,501)        (7,555)        29,478

Cumulative Interest Rate
   Sensitivity Gap as a
   Percentage of Total
   Interest-Earning Assets                         3.41%       (11.50%)       (10.94%)        (3.67%)        14.34%

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  COMBANC, INC.

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2001 and 2000

                          COMBANC, INC. AND SUBSIDIARY
                           DECEMBER 31, 2001 AND 2000


CONTENTS

INDEPENDENT ACCOUNTANTS' REPORT ..........................................   32

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets ........................................................   34
   Statements of Income ..................................................   35
   Statements of Shareholders' Equity ....................................   36
   Statements of Cash Flows ..............................................   37
   Notes to Financial Statements .........................................   38

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Stockholders and
Board of Directors
ComBanc, Inc.
Delphos, Ohio


We have audited the accompanying consolidated balance sheets of ComBanc, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of ComBanc, Inc. and subsidiary for the year ended December 31, 1999 were audited by other auditors whose opinion dated January 27, 2000, was unqualified.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/S/ BKD LLP



Cincinnati, Ohio
February 8, 2002

                      [E.S. EVANS AND COMPANY LETTERHEAD]



                                                                January 27, 2000


                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and the Board of Directors
ComBanc, Inc.
Delphos, Ohio


         We have audited the consolidated balance sheet of CornBane, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows forte years ended December 31, 1999, and 1998. These financial statements are the responsibility of the Company's management our responsibility is to express an opinion on these financial statements bused on our audits.

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

         In our opinion, the financial statements referred to above resent fairly, in all material respects, the consolidated financial position of CornBane, Inc. and Subsidiary at December 31, 1999 and the consolidated results of Their operations and their cash flows for 1999 and 1998 in conformity with generally accepted accounting principles.



/s/ E.S. EVANS AND COMPANY

E.S. Evans and. Company
Lima, Ohio

                          COMBANC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                        2001              2000
                                                                   --------------    --------------
ASSETS

      Cash and due from banks                                      $    6,509,530    $    5,123,546
      Federal funds sold                                                9,677,000         2,810,000
      Interest-bearing demand deposits                                    201,892            23,266
                                                                   --------------    --------------
      Cash and cash equivalents                                        16,388,422         7,956,812
      Investment securities, available for sale                        37,583,984        40,259,769
      Loans held for sale                                               1,783,675
      Loans, net of allowance for loan losses of
            $1,814,681 and $1,331,383                                 154,574,912       168,198,554
      Premises and equipment                                            4,893,468         2,671,262
      Federal Reserve and Federal Home Loan Bank stock                  1,693,700         1,609,400
      Interest receivable                                               1,350,893         1,833,071
      Other assets                                                        708,395           533,290
                                                                   --------------    --------------
                  Total assets                                     $  218,977,449    $  223,062,158
                                                                   ==============    ==============

LIABILITIES

      Deposits
            Noninterest bearing                                    $   17,282,498    $   15,680,911
            Interest bearing                                          162,374,170       162,401,399
                                                                   --------------    --------------
                  Total deposits                                      179,656,668       178,082,310
            Short-term borrowings                                       3,976,944         9,258,607
            Long-term debt                                              9,791,256        10,384,675
            Interest payable                                              983,676         1,100,369
            Other liabilities                                             629,159           472,057
                                                                   --------------    --------------
                  Total liabilities                                   195,037,703       199,298,018
                                                                   --------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

      Common stock, no par value
            Authorized -- 5,000,000 shares
            Issued -- 2,376,000 shares
            Outstanding -- 2,251,391 and 2,310,751 shares               1,237,500         1,237,500
      Paid-in capital                                                   1,512,500         1,512,500
      Retained earnings                                                22,858,846        22,064,651
      Accumulated other comprehensive income                              415,780           132,428
      Treasury stock, at cost -- 124,609 and 65,249 shares             (2,084,880)       (1,182,939)
                                                                   --------------    --------------
                  Total shareholders' equity                           23,939,746        23,764,140
                                                                   --------------    --------------
                  Total liabilities and shareholders' equity       $  218,977,449    $  223,062,158
                                                                   ==============    ==============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        34

                          COMBANC, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001           2000           1999
                                               ------------   ------------   ------------
INTEREST INCOME
    Loans receivable                           $ 13,759,074   $ 14,236,390   $ 12,709,633
    Investment securities
        Taxable                                   1,728,750      2,134,628      1,909,625
        Tax exempt                                  591,066        596,770        660,028
    Federal funds sold                              356,546         38,281         27,317
    Deposits with financial institutions              1,063            995         11,344
                                               ------------   ------------   ------------
            Total interest income                16,436,499     17,007,064     15,317,947
                                               ------------   ------------   ------------

INTEREST EXPENSE
    Deposits                                      7,159,348      6,919,127      6,262,884
    Short-term borrowings                           412,174        368,194        305,760
    Long-term debt                                  861,200      1,299,748        351,836
                                               ------------   ------------   ------------
            Total interest expense                8,432,722      8,587,069      6,920,480
                                               ------------   ------------   ------------
NET INTEREST INCOME                               8,003,777      8,419,995      8,397,467
    Provision for loan losses                       790,200        420,000        360,000
                                               ------------   ------------   ------------
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN
    LOSSES                                        7,213,577      7,999,995      8,037,467
                                               ------------   ------------   ------------
OTHER INCOME
    Service charges on deposit accounts             484,356        421,538        365,683
    Net realized gains on sales of
        available-for-sale securities                                              52,616
    Gain on sale of loans                           368,049
    Other income                                    254,151        178,754        220,281
                                               ------------   ------------   ------------
            Total other income                    1,106,556        600,292        638,580
                                               ------------   ------------   ------------
OTHER EXPENSES
    Salaries and employee benefits                2,879,048      2,837,166      2,715,226
    Net occupancy expenses                          306,709        261,661        320,944
    Equipment expenses                              235,700        197,448        233,883
    Data processing fees                            317,226        263,110        221,125
    Advertising                                     168,942        168,019        242,592
    Printing and office supplies                    174,837        155,607        183,780
    Legal and professional fees                     393,692        332,262        222,787
    Dues and memberships                            245,033        215,431        178,280
    State taxes                                     245,622        182,176        232,915
    Other expenses                                  694,979        637,927        588,159
                                               ------------   ------------   ------------
    Total other expenses                          5,661,788      5,250,807      5,139,691
                                               ------------   ------------   ------------
INCOME BEFORE INCOME TAX                          2,658,345      3,349,480      3,536,356
    Income tax expense                              725,155      1,000,462      1,017,144
                                               ------------   ------------   ------------
NET INCOME                                     $  1,933,190   $  2,349,018   $  2,519,212
                                               ============   ============   ============

EARNINGS PER SHARE                             $        .85   $       1.01   $       1.06
WEIGHTED-AVERAGE SHARES OUTSTANDING               2,280,383      2,330,415      2,370,408



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         35

                          COMBANC, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           DECEMBER 31, 2001 AND 2000


                                                                                          ACCUMULATED
                                                                                             OTHER
                                      COMMON       PAID-IN   COMPREHENSIVE    RETAINED   COMPREHENSIVE    TREASURY
                                      STOCK        CAPITAL       INCOME       EARNINGS       INCOME        STOCK         TOTAL
                                    ----------   ----------  -------------  -----------  -------------  -----------   ------------
BALANCES, JANUARY 1, 1999           $1,237,500   $1,512,500                 $19,379,602    $ 436,464                  $ 22,566,066
  Comprehensive income
    Net income                                                $2,519,212      2,519,212                                  2,519,212
    Other comprehensive
      income, net of tax
        Unrealized losses on
          securities net of
          reclassification
          adjustment                                            (969,282)                   (969,282)                     (969,282)
                                                              ----------
  Comprehensive income                                        $1,549,930
  Cash dividends ($.45 per share)                                            (1,065,578)                                (1,065,578)
  Purchase of treasury stock                                                                            $  (577,566)      (577,566)
                                    ----------   ----------                 -----------    ---------    -----------   ------------
BALANCES, DECEMBER 31, 1999          1,237,500    1,512,500                  20,833,236     (532,818)      (577,566)    22,472,852
  Comprehensive income
    Net income                                                $2,349,018      2,349,018                                  2,349,018
    Other comprehensive
      income, net of tax
        Unrealized gains on
          securities                                             665,246                     665,246                       665,246
                                                              ----------
  Comprehensive income                                        $3,014,264
  Cash dividends ($.48 per share)                                            (1,117,603)                                (1,117,603)
  Purchase of treasury stock                                                                               (605,373)      (605,373)
                                    ----------   ----------                 -----------    ---------    -----------   ------------
BALANCES, DECEMBER 31, 2000          1,237,500    1,512,500                  22,064,651      132,428     (1,182,939)    23,764,140
 Comprehensive income
   Net income                                                 $1,933,190      1,933,190                                  1,933,190
   Other comprehensive
     income, net of tax
       Unrealized gains on
         securities                                              283,352                     283,352                       283,352
                                                              ----------
  Comprehensive income                                        $2,216,542
  Cash dividends ($.50 per share)                                            (1,138,995)                                (1,138,995)
  Purchase of treasury stock                                                                               (901,941)      (901,941)
                                    ----------   ----------   ----------    -----------    ---------    -----------   ------------
BALANCES, DECEMBER 31, 2001         $1,237,500   $1,512,500                 $22,858,846    $ 415,780    $(2,084,880)  $ 23,939,746
                                    ==========   ==========   ==========    ===========    =========    ===========   ============

See Notes to Consolidated Financial Statements

                          COMBANC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                   2001            2000            1999
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                  $  1,933,190    $  2,349,018    $  2,519,212
  Items not requiring (providing) cash
    Provision for loan losses                                      790,200         420,000         360,000
    Depreciation and amortization                                  270,804         224,638         304,069
    Deferred income tax                                            (24,000)        246,000          46,000
    Investment securities amortization (accretion), net             23,472         (11,529)         78,635
    Investment securities gains                                                                    (52,616)
    Gain on sale of equipment                                                       (2,970)
    FHLB stock dividends                                           (84,300)       (101,600)        (68,100)
    Loans held for sale                                         (1,783,675)
    Net change in
      Interest receivable                                          482,178        (253,621)       (273,039)
      Interest payable                                            (116,693)        236,294          30,237
      Other assets                                                (297,073)        125,169        (578,826)
      Other liabilities                                            157,102        (264,830)        447,664
                                                              ------------    ------------    ------------
        Net cash provided by operating activities                1,351,205       2,966,569       2,813,236
                                                              ------------    ------------    ------------

INVESTING ACTIVITIES
  Purchases of securities available for sale                   (17,160,699)       (207,342)    (24,750,379)
  Proceeds from maturities of securities available for sale     20,242,332       5,762,760      15,455,533
  Proceeds from sales of securities available for sale                                           4,272,147
  Net change in loans                                           12,833,442      (8,492,544)    (19,876,113)
  Proceeds from sale of equipment                                                    6,000
  Purchases of premises and equipment                           (2,493,010)       (567,963)       (189,045)
  Purchases of FHLB stock                                                         (236,200)       (505,800)
                                                              ------------    ------------    ------------
        Net cash provided (used) by investing activities        13,422,065      (3,735,289)    (25,593,657)
                                                              ------------    ------------    ------------

FINANCING ACTIVITIES
  Net change in
      Noninterest-bearing, interest-bearing demand
        and savings deposits                                     2,499,501       1,972,496      (2,364,021)
      Certificates of deposit                                     (925,143)      6,389,724       6,063,100
      Short-term borrowings                                     (5,281,663)     (8,294,874)     14,759,532
  Proceeds of long-term debt                                     3,500,000       3,670,000       6,543,747
  Repayment of long-term debt                                   (4,093,419)       (829,072)     (1,000,000)
  Cash dividends                                                (1,138,995)     (1,117,603)     (1,065,578)
  Purchase of stock                                               (901,941)       (605,373)       (577,566)
                                                              ------------    ------------    ------------
        Net cash provided (used) by financing activities        (6,341,660)      1,185,298      22,359,214
                                                              ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          8,431,610         416,578        (421,207)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     7,956,812       7,540,234       7,961,441
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 16,388,422    $  7,956,812    $  7,540,234
                                                              ============    ============    ============

ADDITIONAL CASH FLOWS INFORMATION
  Interest paid                                               $  8,549,415    $  8,350,775    $  6,890,244
  Income tax paid                                                  946,000       1,000,325       1,118,100


See Notes to Consolidated Financial Statements

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                      (Table Dollar Amounts in Thousands)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of ComBanc, Inc. (Company) and its wholly owned subsidiary, The Commercial Bank (Bank), conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                      (Table Dollar Amounts in Thousands)

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

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

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

MORTGAGE SERVICING RIGHTS on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

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

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


NOTE 2: RESTRICTION ON CASH AND DUE FROM BANKS

         The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2001, was $999,000.

NOTE 3: INVESTMENT SECURITIES

                                                              2001
                                                       GROSS         GROSS
                                        AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                          COST         GAINS        LOSSES       VALUE
                                        ---------   ----------    ----------    --------
Available for sale
  Federal agencies                       $ 9,752     $    198      $    (15)     $  9,935
  State and municipal                     12,613          290           (61)       12,842
  Mortgage-backed securities              14,589          223            (5)       14,807
                                        --------     --------      --------      --------
      Total investment securities       $ 36,954     $    711      $    (81)     $ 37,584
                                        ========     ========      ========      ========


                                                              2000
                                                       GROSS         GROSS
                                        AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                          COST         GAINS        LOSSES       VALUE
                                        ---------   ----------    ----------    --------
Available for sale
  Federal agencies                      $ 18,958     $     50      $   (130)     $ 18,878
  State and municipal                     10,339          241           (15)       10,565
  Mortgage-backed securities              10,762          102           (47)       10,817
                                        --------     --------      --------      --------
      Total investment securities       $ 40,059     $    393      $   (192)     $ 40,260
                                        ========     ========      ========      ========

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

         The amortized cost and fair value of securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                AVAILABLE FOR SALE
                              AMORTIZED
                                COST      FAIR VALUE
                              ---------   ----------
Within one year                $ 3,974     $ 4,048
One to five years               11,104      11,371
Five to ten years                4,913       5,002
After ten years                  2,374       2,356
                               -------     -------
                                22,365      22,777
Mortgage-backed securities      14,589      14,807
                               -------     -------
       Totals                  $36,954     $37,584
                               =======     =======

         Securities with a carrying value of $22,515,000 and $29,655,600, and fair value of $22,932,000 and $29,700,000 were pledged at December 31, 2001 and 2000 to secure certain deposits and for other purposes as permitted or required by law.

         Proceeds from sales of securities available for sale during 1999 were $4,272,147. Gross gains of $56,019 and gross losses of $3,403 were realized on those sales. The tax expense for net gains on security transactions for 1999 was $17,889.


NOTE 4: LOANS AND ALLOWANCE

                                                            2001         2000
                                                         ---------    ---------
Commercial and industrial loans                          $  19,473    $  19,559
Real estate loans (includes $4,600,000 and $5,162,000
  secured by farmland)                                     107,006      118,488
Construction loans                                           9,827        7,734
Agricultural production financing and other loans to
  farmers                                                    2,553        2,841
Individuals' loans for household and other personal
  expenditures                                              16,192       19,298
Tax-exempt loans                                             1,272        1,564
Other loans                                                     67           46
                                                         ---------    ---------
                                                           156,390      169,530
Allowance for loan losses                                   (1,815)      (1,331)
                                                         ---------    ---------
      Total loans                                        $ 154,575    $ 168,199
                                                         =========    =========

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                      (Table Dollar Amounts in Thousands)

                                            2001       2000       1999
                                          -------    -------    -------
Allowance for loan losses
  Balances, January 1                     $ 1,331    $ 1,832    $ 1,800
  Provision for losses                        790        420        360
  Recoveries on loans                         523         65         36
  Loans charged off                          (829)      (986)      (364)
                                          -------    -------    -------
  Balances, December 31                   $ 1,815    $ 1,331    $ 1,832
                                          =======    =======    =======

Information on impaired loans is summarized below

                                            2001       2000       1999
                                          -------    -------    -------
Impaired loans with an allowance          $ 2,046    $   847    $    --
Impaired loans for which the
  discounted cash flows or collateral
  value exceeds the carrying value of
  the loan                                  2,238        488    $ 2,961
                                          -------    -------    -------
      Total impaired loans                $ 4,284    $ 1,335    $ 2,961
                                          =======    =======    =======
Allowance for impaired loans
  (included in the Company's
  allowance for loan losses)              $   651    $   510    $     0
                                          =======    =======    =======


                                            2001       2000       1999
                                          -------    -------    -------
Average balance of impaired loans         $ 4,352    $ 1,366    $ 2,897
Interest income recognized on
  impaired loans                              102         59          0
Cash-basis interest included above             90          5          0

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

NOTE 5: PREMISES AND EQUIPMENT

                             2001       2000
                           -------    -------
Land and improvements      $   481    $   481
Buildings                    4,664      2,728
Equipment                    2,516      2,058
                           -------    -------
       Total cost            7,661      5,267
Accumulated depreciation    (2,858)    (3,010)
Construction in process         90        414
                           -------    -------
       Net                 $ 4,893    $ 2,671
                           =======    =======

NOTE 6: LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $21,572,228 and $1,839,016 at December 31, 2001 and 2000.

         Mortgage servicing rights of $239,877 were capitalized in 2001. The aggregate fair value of mortgage servicing rights at December 31, 2001 totaled $242,625.


NOTE 7: DEPOSITS

                                                              2001       2000
                                                           --------   --------
Demand deposits                                            $ 40,071   $ 37,061
Savings deposits                                             34,353     34,863
Certificates and other time deposits of $100,000 or more     23,619     23,120
Other certificates and time deposits                         81,614     83,038
                                                           --------   --------
       Total deposits                                      $179,657   $178,082
                                                           ========   ========


Certificates and other time deposits maturing in years ending December 31

  2002                                                     $ 84,714
  2003                                                       16,947
  2004                                                        1,722
  2005                                                        1,063
  2006                                                          787
                                                           --------
                                                           $105,233
                                                           ========

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


NOTE 8: SHORT-TERM BORROWINGS


                                               2001     2000
                                              ------   ------
Federal Home Loan Bank advances               $  925   $6,000
Securities sold under repurchase agreements    3,052    3,259
                                              ------   ------
       Total short-term borrowings            $3,977   $9,259
                                              ======   ======

         Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by federal agencies, mortgage-backed securities, and municipal bonds and such collateral is held by the Federal Reserve Bank and Fifth Third Bank. The maximum amount of outstanding agreements at any month-end during 2001 and 2000 totaled $4,481,000 and $3,258,607 and the daily average of such agreements totaled $3,504,903 and $2,705,017. The agreements at December 31, 2001, mature daily.


NOTE 9: LONG-TERM DEBT

                                                          2001      2000
                                                         -------    -------
Federal Home Loan Bank advances, variable rates
  ranging from 4.56% to 7.08%, due at various dates
  through July, 2020                                     $ 1,900    $ 4,900
Federal Home Loan Bank advances, fixed rates ranging
  from 4.98% to 7.55%, due at various dates through
July, 2014                                                 7,891      5,485
                                                         -------    -------
    Total long-term debt                                 $ 9,791    $10,385
                                                         =======    =======

         The terms of a security agreement with the FHLB require the Bank to pledge as collateral qualifying first mortgage loans in an amount equal to 150 percent of FHLB advances. Advances are subject to restrictions or penalties in the event of repayment.

         Maturities in years ending December 31

            2002                         $ 1,026
            2003                           3,030
            2004                           1,517
            2005                             964
            2006                             375
            Thereafter                     2,879
                                         -------
                                         $ 9,791
                                         =======

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

NOTE 10: INCOME TAX

                                            2001       2000       1999
                                          -------    -------    -------
Income tax expense
  Currently payable
    Federal                               $   724    $   736    $   950
    State                                      25         18         21
    Deferred                                  (24)       246         46
                                          -------    -------    -------
        Total income tax expense          $   725    $ 1,000    $ 1,017
                                          =======    =======    =======

Reconciliation of federal statutory to
  actual tax expense
    Federal statutory income tax at 34%   $   904    $ 1,139    $ 1,202
    Tax exempt interest                      (190)      (186)      (211)
    Nondeductible expenses                      3          3          3
    Effect of state income taxes               16         12         14
    Other                                      (8)        32          9
                                          -------    -------    -------
      Actual tax expense                  $   725    $ 1,000    $ 1,017
                                          =======    =======    =======

         A cumulative net deferred tax asset (liability) is included in other assets (liabilities). The components of the asset (liability) are as follows:

                                         2001      2000
                                        ------    ------
ASSETS
  Allowance for loan losses              $ 369    $  186
  Deferred compensation                     32        32
                                        ------    ------
    Total assets                           401       218
                                        ------    ------

LIABILITIES
  Depreciation                             (78)      (30)
  Mortgage servicing rights                (82)
  Accretion of investment discounts        (15)      (14)
  FHLB stock dividend basis difference    (114)      (86)
  Unrealized gain on securities           (214)      (68)
                                        ------    ------
    Total liabilities                     (503)     (198)
                                        ------    ------
                                        $ (102)   $   20
                                        ======    ======

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


NOTE 11: OTHER COMPREHENSIVE INCOME

                                                       2001
                                                        TAX
                                        BEFORE-TAX   (EXPENSE)    NET-OF-TAX
                                          AMOUNT      BENEFIT       AMOUNT
                                        ----------   ---------    ----------
Unrealized gains on securities:
  Unrealized holding gains arising
    during the year                      $   429      $  (146)     $   283
                                         =======      =======      =======


                                                       2000
                                                        TAX
                                        BEFORE-TAX   (EXPENSE)    NET-OF-TAX
                                          AMOUNT      BENEFIT       AMOUNT
                                        ----------   ---------    ----------
Unrealized gains on securities:
  Unrealized holding gains arising
    during the year                      $ 1,008      $  (343)     $   665
                                         =======      =======      =======


                                                       1999
                                                        TAX
                                        BEFORE-TAX   (EXPENSE)    NET-OF-TAX
                                          AMOUNT      BENEFIT       AMOUNT
                                        ----------   ---------    ----------
Unrealized losses on securities:
  Unrealized holding losses arising
    during the year                      $(1,415)     $   481      $  (934)
  Less: reclassification adjustment
    for gains realized in net income          53          (18)          35
                                         -------      -------      -------

      Net unrealized losses              $(1,468)     $   499      $  (969)
                                         =======      =======      =======

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


NOTE 12: COMMITMENTS AND CONTINGENT LIABILITIES

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

         Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                                       2001       2000
                                                     -------    -------
           Commitments to extend credit              $15,447    $11,931
           Standby letters of credit                     829        692


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

         The Bank had federal funds sold to Great Lakes Bankers Bank in the amount of $9,677,000 and $2,810,000 at December 31, 2001 and 2000.

         The Bank committed to purchase an investment security on a when-issued basis on December 28, 2001 in the amount of $1,000,000. The trade settled on January 28, 2002.

         The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

NOTE 13: DIVIDEND AND CAPITAL RESTRICTIONS

         Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income (as defined) for the current year plus retained net income for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2001, total shareholders' equity of the Bank was $16,067,452, of which approximately $1,593,000 was potentially available for distribution to the Company.

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


NOTE 14: REGULATORY CAPITAL

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

         There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2001 and 2000, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2001 that management believes have changed the Bank's classification.

         The Bank's actual and required capital amounts and ratios are as follows:


                                                                       REQUIRED FOR          TO BE WELL
                                                      ACTUAL        ADEQUATE CAPITAL(1)    CAPITALIZED(1)
                                                 AMOUNT    RATIO    AMOUNT     RATIO      AMOUNT    RATIO
                                                -------    -----    -------    -----      -------   -----
AS OF DECEMBER 31, 2001
Total capital(1) (to risk-weighted assets)      $25,292    16.9%    $11,985     8.0%      $14,981   10.0%
Tier I capital(1) (to risk-weighted assets)      15,651    10.5       5,977     4.0         8,965    6.0
Tier I capital(1) (to average assets)            15,651     6.7       9,361     4.0        11,702    5.0

AS OF DECEMBER 31, 2000
Total capital(1) (to risk-weighted assets)     $24,761     16.2%    $12,225     8.0%      $15,281   10.0%
Tier I capital(1) (to risk-weighted assets)     15,620     10.2       6,112     4.0         9,168    6.0
Tier I capital(1) (to average assets)           15,620      7.0       8,912     4.0        11,140    5.0

(1) As defined by regulatory agencies

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

NOTE 15: EMPLOYEE BENEFIT PLANS

         The Company has a non-contributory money purchase profit-sharing plan covering substantially all employees. The amount of the contribution is determined annually by the Board of Directors. The Company's expense for the plan was $267,732, $270,026, and $255,986 for 2001, 2000, and
         1999, respectively.


NOTE 16: RELATED PARTY TRANSACTIONS

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

         The aggregate amount of loans, as defined, to such related parties were as follows:

           Balances, January 1, 2001                     $1,412
           Changes in composition of related parties       (187)
           New loans, including renewals                    268
           Payments, etc., including renewals              (456)
                                                         ------
           Balances, December 31, 2001                   $1,037
                                                         ======


NOTE 17: FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         CASH AND CASH EQUIVALENTS -- The fair value of cash and cash equivalents approximates carrying value.

         SECURITIES AND MORTGAGE-BACKED SECURITIES -- Fair values are based on quoted market prices.

         LOANS -- For both short-term loans and variable -rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value for other loans is estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


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

         FEDERAL HOME LOAN BANK ADVANCES -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt

         SECURITIES SOLD UNDER REPURCHASE AGREEMENTS -- Securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 2001 and 2000, approximate market rates, thus the fair value approximates carrying value.

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

         The estimated fair values of the Company's financial instruments are as follows:

                                               2001                     2000
                                       CARRYING      FAIR      CARRYING       FAIR
                                        AMOUNT      VALUE       AMOUNT        VALUE
                                      --------      ------     --------     --------
ASSETS
  Cash and cash equivalents           $ 16,388      16,388     $  7,957     $  7,957
  Investment securities available
    for sale                            37,584      37,584       40,260       40,260
  Loans including loans held for
    sale, net                          156,359     159,626      168,199      171,034
  Interest receivable                    1,351       1,351        1,833        1,833
  Stock in FRB and FHLB                  1,694       1,694        1,609        1,609
LIABILITIES
  Deposits                             179,657     181,460      178,082      178,786
  Short-term borrowings                  3,977       3,977        9,259        9,259
  Long-term debt                         9,791       9,841       10,385       10,356
  Interest payable                         984         984        1,100        1,100

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)


NOTE 18: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

         Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                                     2001        2000
                                                   -------     -------
ASSETS
  Cash and due from banks                          $     5     $    33
  Investment in common stock of subsidiary          16,067      15,752
  Receivable from subsidiary                         8,000       8,000
                                                   -------     -------
    Total assets                                   $24,072     $23,785
                                                   =======     =======
LIABILITIES
  Other liabilities                                $   132     $    21

SHAREHOLDERS' EQUITY                                23,940      23,764
                                                   -------     -------
    Total liabilities and shareholders' equity     $24,072     $23,785
                                                   =======     =======

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (Table Dollar Amounts in Thousands)

                         CONDENSED STATEMENTS OF INCOME

                                         2001       2000       1999
                                        ------     ------     ------
INCOME
  Dividends from subsidiary             $1,701     $1,513     $1,440
  Interest income                          400        400        400
                                        ------     ------     ------
    Total income                         2,101      1,913      1,840
                                        ------     ------     ------
EXPENSES
  Other expenses                            72        112        112
                                        ------     ------     ------

INCOME BEFORE INCOME TAX AND
  EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARY                             2,029      1,801      1,728

INCOME TAX EXPENSE                         128        110        112
                                        ------     ------     ------

INCOME BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF
  SUBSIDIARY                             1,901      1,691      1,616

EQUITY IN UNDISTRIBUTED INCOME OF
  SUBSIDIARY                                32        658        903
                                        ------     ------     ------
NET INCOME                              $1,933     $2,349     $2,519
                                        ======     ======     ======

                          COMBANC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                       (TABLE DOLLAR AMOUNTS IN THOUSANDS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                         2001         2000         1999
                                       -------      -------      -------
OPERATING ACTIVITIES
  Net income                           $ 1,933      $ 2,349      $ 2,519
  Adjustments to reconcile net
    income to net cash provided by
    operating activities                    80         (621)        (861)
                                       -------      -------      -------

    Net cash provided by operating
      activities                         2,013        1,728        1,658
                                       -------      -------      -------

FINANCING ACTIVITIES
  Purchase of treasury stock              (902)        (605)        (577)
  Cash dividends                        (1,139)      (1,117)      (1,066)
                                       -------      -------      -------

    Net cash used by financing
      activities                        (2,041)      (1,722)      (1,643)
                                       -------      -------      -------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                              (28)           6           15

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                         33           27           12
                                       -------      -------      -------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR                              $     5      $    33      $    27
                                       =======      =======      =======

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

         Upon the recommendation of the Audit Committee and the approval of the Board of Directors of ComBanc, Inc., E.S. Evans and Company ("E.S. Evans") was dismissed as ComBanc's independent public auditors on March 8, 2000. On the same date, Olive LLP (Now BKD LLP) was engaged to audit ComBanc's financial statements for the fiscal years ended December 31, 2000 and 2001. The decision to change auditors was based upon the belief that BKD LLP could serve ComBanc's required and desired objectives and strategic planning initiatives more effectively than E.S. Evans.

         The report of E.S. Evans on the financial statements for the fiscal year ended December 31, 1999, contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. There has not been any disagreement between ComBanc, Inc. and E.S. Evans on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


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

                                   Principal
Name (Age)                         Occupation
---------                          ----------
Rebecca L. Minnig (45)             1989 - V.P., Cashier, and
                                   Security Officer
                                   1992 - Senior V.P. Operations
                                   1998 - Senior V.P. Operations and
                                   Corporate Secretary

Kathleen A. Miller (41)            1990 - Controller
                                   1997 - Vice President, CFO and
                                   Systems Manager
                                   1999 - Senior Vice President, CFO and
                                   Systems Manager

EXECUTIVE OFFICERS OF REGISTRANT

      Name             Age     Position and Office Held with ComBanc, Inc.           Officer Since
      ----             ---     -------------------------------------------           -------------
Paul G. Wreede         51      Chairman of the Board                                      1975
                               President and Chief Executive Officer

Ronald R. Elwer        48      Executive Vice President                                   1976

Rebecca L. Minnig      45      Senior Vice President Operations and                       1979
                               Corporate Secretary

Kathleen A. Miller     41      Senior Vice President, Chief Financial Officer, and        1990
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

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

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

                                               ComBanc, Inc.



Date: February 21, 2002                        By: /s/ Paul G. Wreede
                                                   ------------------
                                                   Paul G. Wreede,
                                                   President & CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                      Date                          Capacity
         ----                      ----                          --------
/s/ Paul G. Wreede
-----------------------
Paul G. Wreede              February 21, 2002     Chairman, President and CEO and Director

/s/ Ronald R. Elwer
-----------------------
Ronald R. Elwer             February 21, 2002     Executive Vice President and Director

/s/ Kathleen A. Miller
-----------------------
Kathleen A. Miller          February 21, 2002     Senior Vice President, Chief Financial
                                                     And Chief Accounting Officer
/s/ Richard R. Thompson
-----------------------
Richard R. Thompson         February 21, 2002     Director

/s/ Dwain I. Metzger
-----------------------
Dwain I. Metzger            February 21. 2002     Director

/s/ C. Stanley Strayer
-----------------------
C. Stanley Strayer          February 21, 2002     Director

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2001


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