Form 10-Q
period 2002-03-31
COMBANC INC
filed 2002-05-07
CIK 1071010

                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q







[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                         to
                               -----------------------    ----------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        34-1853493
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)


 229 E. Second St., P. O. Box 429, Delphos, Ohio                    45833
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,236,206 shares of the Bank's common stock (no par value) were outstanding as of April 23, 2002.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q


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

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                      CONDENSED CONSOLIDATED BALANCE SHEET
                                ($ in thousands)



                                                                                     March 31,          December 31,
                                   ASSETS                                               2002                2001
                                   ------                                         -----------------   -----------------
                                                                                    (unaudited)

Cash and Due from Banks                                                        $             5,511 $             6,712
Federal Funds Sold                                                                          20,017               9,677
                                                                                  -----------------   -----------------
        Cash and Cash Equivalents                                                           25,528              16,389
Investment Securities -
    Available for Sale                                                                      38,398              37,584
Loans Held for Resale                                                                          589               1,784
Loans                                                                                      148,637             156,390
Allowance for Loan Losses                                                                   (2,088)             (1,815)
                                                                                  -----------------   -----------------
        Net Loans                                                                          146,549             154,575
Premises and Equipment                                                                       4,887               4,893
Other Assets                                                                                 3,966               3,752
                                                                                  -----------------   -----------------
        Total Assets                                                           $           219,917 $           218,977
                                                                                  =================   =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Deposits
    Noninterest Bearing                                                        $            15,433 $            17,285
    Interest Bearing                                                                       164,759             162,371
                                                                                  -----------------   -----------------
        Total Deposits                                                                     180,192             179,656
Other Liabilities                                                                            1,393               1,612
Short Term Borrowings                                                                        4,895               3,977
Long Term Debt                                                                               9,545               9,792
                                                                                  -----------------   -----------------
        Total Liabilities                                                                  196,025             195,037
                                                                                  -----------------   -----------------
Commitments and Contingent Liabilities                                                           -                   -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,236,206 and 2,251,391 outstanding                                              1,237               1,237
    Capital Surplus                                                                          1,513               1,513
    Retained Earnings                                                                       23,063              22,859
    Accumulated Other Comprehensive Income                                                     401                 416
    Treasury Stock - 139,794 and 124,609 shares at cost                                     (2,322)             (2,085)
                                                                                  -----------------   -----------------
        Total Shareholders' Equity                                                          23,892              23,940
                                                                                  -----------------   -----------------
        Total Liabilities and Shareholders' Equity                             $           219,917 $           218,977
                                                                                  =================   =================

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     ($ in thousands, except per share data)


                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                         (unaudited)

                                                                                    2002            2001
                                                                                 ------------    ------------
Interest Income:
----------------
    Interest and Fees on Loans                                                $        2,839  $        3,676
    Interest and Dividends on Investments -
        Taxable                                                                          348             439
        Tax-Exempt                                                                       163             132
        Equity Securities                                                                 22              27
    Interest on Federal Funds Sold                                                        58              36
    Interest on Balances due from Depository Institutions                                  -               1
                                                                                 ------------    ------------
            Total Interest Income                                                      3,430           4,311
                                                                                 ------------    ------------

Interest Expense:
-----------------
    Interest on Deposits                                                               1,304           1,884
    Interest on Short-Term Borrowings                                                     22             171
    Interest on Long-Term Debt                                                           142             230
                                                                                 ------------    ------------
            Total Interest Expense                                                     1,468           2,285
                                                                                 ------------    ------------
            Net Interest Income                                                        1,962           2,026
    Provision for Loan Losses                                                            150             135
                                                                                 ------------    ------------
Net Interest Income after Provision for Loan Losses                                    1,812           1,891

Other Income
------------
    Service Charges on Deposit Accounts                                                  113             115
    Other Operating Income                                                               140              88
                                                                                 ------------    ------------
            Total Other Income                                                           253             203
                                                                                 ------------    ------------

Other Expenses:
---------------
    Salaries and Employee Benefits                                                       721             730
    Net Occupancy                                                                        175             121
    Other Operating Expenses                                                             557             504
                                                                                 ------------    ------------
            Total Other Expenses                                                       1,453           1,355
                                                                                 ------------    ------------

Income - before Income Tax Expense                                                       612             739
------
    Income Tax Expense                                                                   139             200
                                                                                 ------------    ------------
Net Income                                                                    $          473  $          539
----------                                                                       ============    ============
Earnings Per Share                                                            $         0.21  $         0.23
Cash Dividends Per Share                                                      $         0.12  $         0.12

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ in thousands)


                                                                                  For the Three Months
                                                                                       March 31,
                                                                              -----------------------------
                                                                                 2002             2001
                                                                              ------------    -------------
                                                                                      (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                             $          473  $           539
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                   97               52
        Provision for Loan Loss                                                       150              135
        Federal Home Loan Bank stock Dividends                                        (22)             (27)
        Investment Securities Amortization, Net                                        13                3
        Net Change in Loans Held for Resale                                         1,195                -
        Change in Other Assets and Other Liabilities                                 (405)             431
                                                                              ------------    -------------
            Net Cash Provided by Operating Activities                               1,501            1,133
                                                                              ------------    -------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                          (4,097)          (5,293)
    Proceeds from Maturities of Securities
        Available for Sale                                                          3,248            8,216
    Net Change in Loans                                                             7,877             (649)
    Purchases of Premises and Equipment                                               (91)            (740)
                                                                              ------------    -------------
            Net Cash Provided in Investing Activities                               6,937            1,534
                                                                              ------------    -------------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                    536             (182)
    Proceeds from Borrowing                                                         1,242              734
    Repayment of Federal Home Loan Bank Advances                                     (571)            (101)
    Dividends Paid                                                                   (269)            (276)
    Purchase of Stock                                                                (237)            (256)
                                                                              ------------    -------------
            Net Cash Provided by Financing Activities                                 701              (81)
                                                                              ------------    -------------
Net Change in Cash and Cash Equivalents                                             9,139            2,586
Cash and Cash Equivalents -
    Beginning of Year                                                              16,389            7,957
                                                                              ------------    -------------
    End of Period                                                          $       25,528  $        10,543
                                                                              ============    =============

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1, Basis of Presentation

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2001 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earning per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the three months ending March 31, 2002 and March 31, 2001 were 2,241,356 and 2,300,789 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $16,900,000 and $16,276,000 at March 31, 2002 and December 31, 2001.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q


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

FINANCIAL CONDITION

Total assets increased .43% from $218,977,000 at December 31, 2001 to $219,917,000 at March 31, 2002.

Federal Funds sold increased $10,340,000 or 106.85% from December 31, 2001 to $20,017,000 at March 31, 2002. The majority of this increase is the result of the sale of $7,624,000 in real estate loans to the Federal Home Loan Mortgage Corporation (FHLMC), a $536,000 increase in total deposits, and a $918,000 increase in short-term borrowings.

Total gross loans decreased 5.66% or $8,948,000 from December 31, 2001 to $149,226,000 on March 31, 2002. Real estate loans decreased $7,287,000 or 6.14%
from year-end to March 31, 2002 due to an increased demand for lower interest rate mortgage loans which was accomplished by repricing these loans and selling them to FHLMC with servicing retained. Installment loans decreased 5.29% or $821,000 from $15,519,000 at December 31, 2001 primarily due to the desire to reduce indirect auto loans.

The Allowance for Loan Loss, at March 31, 2002, was 1.40% of total loans. This is an increase of $273,000 from December 31, 2001 due to a $276,000 recovery on a commercial loan.

Total deposits increased $536,000 or .30% from $179,656,000 on December 31, 2001 to $180,192,000 on March 31, 2002. Noninterest bearing deposits decreased $1,852,000 from December 31, 2001 to March 31, 2002, while interest-bearing deposits increased $2,388,000 during the period. Time deposit balances decreased $2,200,000, while interest-bearing checking accounts increased $632,000, and money market and savings accounts increased $3,956,000 during this period.

Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, increased $918,000 from December 31, 2001 to March 31, 2002. Of the $918,000 increase, Federal Home Loan Bank borrowings decreased $324,000 while repurchase agreements increased $1,242,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank decreased $247,000 or 2.52% since December 31, 2001 due to paydowns on amortizing loans.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q




Total shareholders equity decreased .20% or $48,000 to $23,892,000 from December 31, 2001 to March 31, 2002. Included in the overall decrease was a $237,000 reduction in capital for the purchase of an additional 15,185 shares of treasury stock since year end, a dividend payment of $269,000, and an increase in retained earnings of $473,000 in net income.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $64,000 for the three months ended March 31, 2002 from a year ago.

Total interest income decreased $881,000 to $3,430,000 from $4,311,000 for the quarter ended March 31, 2002 over March 31, 2001. Interest and fees on loans decreased $837,000 or 22.77% over the same time last year. This decrease is due to the increased volume of real estate loans sold to FHLMC on the secondary market and the eleven interest rate cuts by the Federal Reserve in 2001. Taxable investment income decreased $91,000 or 20.73% for the first three months of 2002 for a total of $348,000 compared to $439,000 for the first three months of 2001. Taxable investments, which include agency bonds and mortgage backed securities, decreased $2,354,000, accounting for the decrease in revenue. Interest on Federal Funds sold increased from $36,000 for the quarter ended March 31, 2001 to $58,000 for the quarter ended March 31, 2002. This increase is the result of an increase of $11,326,000 in the average balance on Federal Funds sold for the quarters ended March 31, 2002 and March 31, 2001.

Non-interest income increased $50,000 for quarter ending March 31, 2002 from March 31, 2001. The increase was due in part to a $6,000 increase in the gain on the sale of real estate loans to the secondary market and an increase in service fee income on secondary market real estate loans of $77,000.

Management increased the provision for loan losses in anticipation of increased loan losses, which typically occur in a slower economy. The provision increased $15,000 in 2002 to $150,000 from $135,000 at March 31, 2001.

Total interest expense decreased 35.75% or $817,000 from $2,285,000 for the three months ended March 31, 2001 to $1,468,000 for the three months ended March 31, 2002. Interest on deposits decreased $580,000 or 30.79% over the first quarter of 2001 due to a decrease in certificate interest rates during 2001 as well as a $3,600,000 decrease in the volume of certificates from a year ago. Interest on short term borrowings decreased $149,000 and long term borrowings decreased $88,000. The decrease in short term borrowings is due to the decrease in interest rates on repurchase agreements and the maturity of an advance at the Federal Home Loan Bank.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q




Non-interest expense increased 7.23% or $98,000 to $1,453,000 for the three months ended March 31, 2002 compared to $1,355,000 in 2001. Salaries and benefits decreased $9,000 over the first quarter of 2001. Other operating expenses have increased $107,000 to $732,000 in March of 2002 from $625,000 in March of 2001. Included in this increase is an increase of $54,000 in net occupancy expense, an increase of $22,000 in legal and professional fees, an increase of $19,000 in data processing fees, and an increase of $12,000 in printing and office supplies.

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

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q




The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At March 31, 2002 ComBanc, Inc. maintained a Tier I capital ratio of 16.24%, a total capital ratio of 17.50% and a Tier I leverage ratio of 10.86%.

Based on the respective regulatory capital ratios at March 31, 2002, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 2002 the Bank's liquid assets amounted to $63,926,000 or 29.07% of total assets compared with 24.65% at December 31, 2001. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q



Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2001. The following table compares rate sensitive assets and liabilities as of March 31, 2002 to December 31, 2001.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                              First               Years
                                                              Year                1 to 5            Thereafter          Total
                                                            --------             --------           ----------          -----
Comparison of 3/31/02 to 12/31/01
Total rate sensitive assets:
     At December 31, 2001                                   $75,631              $70,440             $59,566          $205,637
     At March 31, 2002                                       78,739               70,580              58,361           207,680

      Increase (Decrease)                                     3,108                  140              (1,205)            2,043

Total rate sensitive liabilities:
     At December 31, 2001                                   $99,283              $54,330             $22,527          $176,140
     At March 31, 2002                                       99,315               56,823              23,061           179,199

      Increase (Decrease)                                        32                2,493                 534             3,059

                          COMBANC, INC. AND SUBSIDIARY

                            MARCH 31, 2002 FORM 10-Q


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

At March 31, 2002, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.



Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

         (b) There were no reports on 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMBANC, INC.


Date:             May 7, 2002                     /s/ Paul G. Wreede
                                                  ------------------------------
                                                  Paul G. Wreede
                                                  President, CEO, and Director



Date:             May 7, 2002                     /s/ Kathleen A. Miller
                                                  ------------------------------
                                                  Kathleen A. Miller
                                                  Senior Vice President & CFO