Form 10-Q
period 2002-06-30
COMBANC INC
filed 2002-08-14
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2002
                               -------------------------------------------------

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,221,014 shares of ComBanc's common stock (no par value) were outstanding as of July 23, 2002.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2002 FORM 10-Q

                                TABLE OF CONTENTS

                                                                         Page
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                         3

            Condensed Consolidated Statements of Income                   4

            Condensed Consolidated Statements of Cash Flows               6

            Notes to Condensed Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8


Item 3.     Quantitative and Qualitative Disclosures about Market
                Risk                                                     12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                            13

Item 4.     Submission of Matters to a Vote of Security Holders          13

Item 6.     Exhibits and Reports on Form 8-K                             13

            Signatures                                                   14

            Exhibit 99.1                                                 15

            Exhibit 99.2                                                 16

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                   June 30,             December 31,
                                   ASSETS                            2002                  2001
                                   ------                          ---------            ------------
                                                                  (unaudited)
Cash and Due from Banks                                            $   5,177             $   6,712
Federal Funds Sold                                                    19,805                 9,677
                                                                   ---------             ---------
        Cash and Cash Equivalents                                     24,982                16,389
Investment Securities -
    Available for Sale                                                40,190                37,584
Loans Held for Resale                                                    767                 1,784
Loans                                                                145,278               156,390
Allowance for Loan Losses                                             (1,925)               (1,815)
                                                                   ---------             ---------
        Net Loans                                                    143,353               154,575
Premises and Equipment                                                 4,801                 4,893
Other Assets                                                           3,927                 3,752
                                                                   ---------             ---------
        Total Assets                                               $ 218,020             $ 218,977
                                                                   =========             =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                            $  14,570             $  17,285
    Interest Bearing                                                 164,923               162,371
                                                                   ---------             ---------
        Total Deposits                                               179,493               179,656
Other Liabilities                                                      1,452                 1,612
Short Term Borrowings                                                  3,574                 3,977
Long Term Debt                                                         9,296                 9,792
                                                                   ---------             ---------
        Total Liabilities                                            193,815               195,037
                                                                   ---------             ---------
Commitments and Contingent Liabilities                                     -                     -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,221,206 and 2,251,391 outstanding                        1,237                 1,237
    Capital Surplus                                                    1,513                 1,513
    Retained Earnings                                                 23,212                22,859
    Accumulated Other Comprehensive Income                               801                   416
    Treasury Stock - 154,794 and 124,609 shares at cost               (2,558)               (2,085)
                                                                   ---------             ---------
        Total Shareholders' Equity                                    24,205                23,940
                                                                   ---------             ---------
        Total Liabilities and Shareholders' Equity                 $ 218,020             $ 218,977
                                                                   =========             =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                     Three Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                         (unaudited)

                                                                    2002           2001
                                                                   -------        -------
Interest Income:
    Interest and Fees on Loans                                     $ 2,693        $ 3,628
    Interest and Dividends on Investments -
        Taxable                                                        399            442
        Tax-Exempt                                                     167            144
    Interest on Federal Funds Sold                                      83            112
                                                                   -------        -------
            Total Interest Income                                    3,342          4,326
                                                                   -------        -------

Interest Expense:
    Interest on Deposits                                             1,185          1,877
    Interest on Short-Term Borrowings                                    9             74
    Interest on Long-Term Debt                                         148            238
                                                                   -------        -------
            Total Interest Expense                                   1,342          2,189
                                                                   -------        -------
            Net Interest Income                                      2,000          2,137
    Provision for Loan Losses                                          200            135
                                                                   -------        -------
Net Interest Income after Provision for Loan Losses                  1,800          2,002

Other Income
    Service Charges on Deposit Accounts                                120            118
    Other Operating Income                                             143             67
                                                                   -------        -------
            Total Other Income                                         263            185
                                                                   -------        -------

Other Expenses:
    Salaries and Employee Benefits                                     849            691
    Net Occupancy                                                      182            104
    Other Operating Expenses                                           473            571
                                                                   -------        -------
            Total Other Expenses                                     1,504          1,366
                                                                   -------        -------

Income - before Income Tax Expense                                     559            821
    Income Tax Expense                                                 141            238
                                                                   -------        -------
Net Income                                                         $   418        $   583
                                                                   =======        =======
Earnings Per Share                                                 $  0.19        $  0.26
Cash Dividends Per Share                                           $  0.12        $  0.12




              The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                  ------------------------
                                                                         (unaudited)

                                                                    2002           2001
                                                                   -------        -------
Interest Income:
    Interest and Fees on Loans                                     $ 5,532        $ 7,304
    Interest and Dividends on Investments -
        Taxable                                                        769            908
        Tax-Exempt                                                     330            276
    Interest on Federal Funds Sold                                     141            148
    Interest on Balances due from Depository Institutions                -              1
                                                                   -------        -------
            Total Interest Income                                    6,772          8,637
                                                                   -------        -------

Interest Expense:
    Interest on Deposits                                             2,489          3,761
    Interest on Short-Term Borrowings                                   31            245
    Interest on Long-Term Debt                                         290            468
                                                                   -------        -------
            Total Interest Expense                                   2,810          4,474
                                                                   -------        -------
            Net Interest Income                                      3,962          4,163
    Provision for Loan Losses                                          350            270
                                                                   -------        -------
Net Interest Income after Provision for Loan Losses                  3,612          3,893

Other Income
    Service Charges on Deposit Accounts                                233            233
    Other Operating Income                                             283            155
                                                                   -------        -------
            Total Other Income                                         516            388
                                                                   -------        -------

Other Expenses:
    Salaries and Employee Benefits                                   1,570          1,421
    Net Occupancy                                                      357            225
    Other Operating Expenses                                         1,030          1,075
                                                                   -------        -------
            Total Other Expenses                                     2,957          2,721
                                                                   -------        -------

Income - before Income Tax Expense                                   1,171          1,560
    Income Tax Expense                                                 280            438
                                                                   -------        -------
Net Income                                                         $   891        $ 1,122
                                                                   =======        =======
Earnings Per Share                                                 $  0.40        $  0.49
Cash Dividends Per Share                                           $  0.24        $  0.24




              The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                       For the Six Months
                                                                           June 30,
                                                                   ------------------------
                                                                     2002           2001
                                                                   --------       ---------
                                                                         (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                     $    891       $   1,122
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                    206             105
        Provision for Loan Loss                                         350             270
        Federal Home Loan Bank stock Dividends                          (60)            (55)
        Investment Securities Amortization, Net                          25              11
        Net Change in Loans Held for Resale                           1,017               -
        Change in Other Assets and Other Liabilities                   (472)            231
                                                                   --------       ---------
            Net Cash Provided by Operating Activities                 1,957           1,684
                                                                   --------       ---------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock            (8,600)        (12,596)
    Proceeds from Maturities of Securities
        Available for Sale                                            6,550          13,674
    Net Change in Loans                                              10,871           1,119
    Purchases of Premises and Equipment                                (114)         (1,414)
                                                                   --------       ---------
            Net Cash Provided in Investing Activities                 8,707             783
                                                                   --------       ---------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                     (163)          1,858
    Proceeds from Borrowing                                             522           4,425
    Repayment of Federal Home Loan Bank Advances                     (1,420)           (555)
    Dividends Paid                                                     (537)           (551)
    Purchase of Stock                                                  (473)           (369)
                                                                   --------       ---------
            Net Cash Provided/(Used) by Financing Activities         (2,071)          4,808
                                                                   --------       ---------
Net Change in Cash and Cash Equivalents                               8,593           7,275
Cash and Cash Equivalents -
    Beginning of Year                                                16,389           7,957
                                                                   --------       ---------
    End of Period                                                  $ 24,982       $  15,232
                                                                   ========       =========



              The accompanying notes are an integral part of the
                  condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1, Basis of Presentation

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2001 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the six months ending June 30, 2002 and June 30, 2001 were 2,237,490 and 2,294,765 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $16,947,000 and $16,276,000 at June 30, 2002 and December 31, 2001.

                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q

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

FINANCIAL CONDITION

Total assets decreased .44% from $218,977,000 at December 31, 2001 to $218,020,000 at June 30, 2002.

Federal Funds sold increased $10,128,000 or 104.66% from December 31, 2001 to $19,805,000 at June 30, 2002. The majority of this increase is the result of the sale of $11,620,000 in real estate loans to the Federal Home Loan Mortgage Corporation (FHLMC) and a $1,640,000 increase in short-term borrowings.

Total gross loans decreased 7.67% or $12,129,000 from December 31, 2001 to $146,045,000 on June 30, 2002. Real estate loans decreased $8,609,000 or 7.26%
from year-end to June 30, 2002 due to an increased demand for lower interest rate mortgage loans. As these loans were refinanced, the bank chose to sell these mortgages, with servicing retained, to the Federal Home Loan Mortgage Corporation in order to be able to offer competitive mortgage rates to consumers. Installment loans decreased 11.82% or $1,835,000 from $15,519,000 at December 31, 2001 primarily due to the desire to reduce indirect auto loans.

The Allowance for Loan Loss, at June 30, 2002, was 1.33% of total loans. This increase of $110,000 from December 31, 2001 is due to a provision of $350,000 and a net charge-off of $240,000.

Total deposits decreased $163,000 or .01% from $179,656,000 on December 31, 2001 to $179,493,000 on June 30, 2002. Noninterest bearing deposits decreased $2,715,000 from December 31, 2001 to June 30, 2002, while interest-bearing deposits increased $2,552,000 during the period. Time deposit balances decreased $4,904,000, while interest-bearing checking accounts increased $2,516,000, and money market and savings accounts increased $4,921,000 during this period.

Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, decreased $403,000 from December 31, 2001 to June 30, 2002. Of the $403,000 decrease, Federal Home Loan Bank borrowings decreased $925,000 while repurchase agreements increased $522,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank decreased $496,000 or 5.07% since December 31, 2001 due to prepayments and pay downs on amortizing loans.

                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q


Total shareholders equity increased 1.11% or $265,000 to $24,205,000 from December 31, 2001 to June 30, 2002. Included in the overall increase were an increase in retained earnings of $891,000 less $537,000 in dividends and a $385,000 increase in Net Unrealized Gains on available for sale securities. Treasury Stock increased from $2,085,000 at December 31, 2001 to $2,558,000 at June 30, 2002 as the result of the repurchase of an additional 30,185 shares of common stock.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $201,000 for the six months ended June 30, 2002 from a year ago.

Total interest income decreased $1,865,000 to $6,772,000 from $8,637,000 for the six months ended June 30, 2002 over June 30, 2001. Interest and fees on loans decreased $1,772,000 or 24.26% over the same time last year. This decrease is due to the increased volume of real estate loans sold to FHLMC on the secondary market and the eleven interest rate cuts by the Federal Reserve in 2001. Taxable investment income decreased $139,000 or 15.31% for the first six months of 2002 for a total of $769,000 compared to $908,000 for the first six months of 2001. This decrease is due to U.S. Agency bonds with call features being called and the proceeds being reinvested into lower interest rate Mortgage Backed Securities and Municipal Bonds. Interest on Federal Funds sold decreased from $148,000 for the first two quarters ended June 30, 2001 to $141,000 for the first two quarters ended June 30, 2002. This decrease is also the result of the eleven interest rate cuts by the Federal Reserve in 2001

Non-interest income increased $128,000 for the six months ending June 30, 2002 from June 30, 2001. The increase was due in part to a $13,000 increase in the gain on the sale of real estate loans to the secondary market and an increase in service fee income on secondary market real estate loans of $131,000.

Management increased the provision for loan losses in anticipation of increased loan losses, which typically occur in a slower economy. The provision increased $80,000 in 2002 to $350,000 from $270,000 at June 30, 2001, and increased by
$65,000 for the second quarter of 2002 over the second quarter of 2001.

Total interest expense decreased 37.19% or $1,664,000 from $4,474,000 for the six months ended June 30, 2001 to $2,810,000 for the six months ended June 30, 2002. Interest on deposits decreased $1,272,000 or 33.82% over the first two quarters of 2001 due to a decrease in certificate interest rates during 2001 as well as a $9,342,000 decrease in the volume of certificates from a year ago. Interest on short term borrowings decreased $214,000 and long term borrowings decreased $178,000. The decrease in short term borrowings is due to the decrease in interest rates on repurchase agreements and the payoff of an advance at the Federal Home Loan Bank and the decrease in long term borrowings is due to the decrease in interest rates and prepayment in full of an advance at the Federal Home Loan Bank.

                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q


Non-interest expense increased 8.67% or $236,000 to $2,957,000 for the six months ended June 30, 2002 compared to $2,721,000 in 2001. Salaries and benefits increased $149,000 over the first two quarters of 2001. This increase is due to an increase of $73,000 in group insurance costs and a $50,000 increase in employee salaries for the first six months of 2002 over the first six months of 2001. Other operating expenses have increased $87,000 to $1,387,000 in June of 2002 from $1,300,000 in June of 2001. Included in this increase is an increase of $132,000 in net occupancy expense, an increase of $31,000 in data processing fees, and an increase of $10,000 in printing and office supplies.

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

                            June 30, 2002 FORM 10-Q


The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At March 31, 2002 ComBanc, Inc. maintained a Tier I capital ratio of 16.50%, a total capital ratio of 17.75% and a Tier I leverage ratio of 10.75%.

Based on the respective regulatory capital ratios at June 30, 2002, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At June 30, 2002 the Bank's liquid assets amounted to $65,172,000 or 29.89% of total assets compared with 24.65% at December 31, 2001. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2001. The following table compares rate sensitive assets and liabilities as of June 30, 2002 to December 31, 2001.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)


                                               First          Years
                                                Year         1 to 5        Thereafter        Total
                                               -----         ------        ----------        -----
Comparison of 6/30/02 to 12/31/01
Total rate sensitive assets:
     At December 31, 2001                     $75,631        $70,440         $59,566        $205,637
     At June 30, 2002                          76,735         72,920          56,583         206,238

      Increase (Decrease)                       1,104          2,480          (2,983)            601

Total rate sensitive liabilities:
     At December 31, 2001                     $99,283        $54,330         $22,527        $176,140
     At June 30, 2002                          90,306         63,483          24,004         177,793

      Increase (Decrease)                      (8,977)         9,153           1,477           1,653


                          COMBANC, INC. AND SUBSIDIARY

                            June 30, 2002 FORM 10-Q


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

At June 30, 2002, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.



Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of ComBanc, Inc. was held on April 15, 2002. Based upon the report of the Inspector of Elections on the matters voted upon at this meeting the number of Directors for the ensuing year was fixed at six
(6). The following were elected as Directors until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified:


     Director                         For                 Abstain
------------------                 ----------          -------------
Mr. Gary A. DeWyer                 1,689,012             46,917
Mr. Richard R. Thompson            1,679,932             55,997
Mr. Dwain I. Metzger               1,689,952             45,977
Mr. C. Stanley Strayer             1,690,052             45,877
Mr. Paul G. Wreede                 1,644,296             91,633
Mr. Ronald R. Elwer                1,654,796             81,133

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.
                Exhibit 99.1 Certification Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.
                Exhibit 99.2 Certification Pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

        (b) There were no reports on 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMBANC, INC.


Date:           August 12, 2002                    /s/ Paul G. Wreede
                                                   ----------------------------
                                                   Paul G. Wreede
                                                   President, CEO, and Director



Date:           August, 12, 2002                   /s/ Jason R. Thornell
                                                   ----------------------------
                                                   Jason R. Thornell
                                                   Controller

                                 Exhibit Index

Exhibit No.         Description
-----------         -----------

   99.1             Certification of Chief Financial Officer

   99.2             Certification of Chief Executive Officer