Form 10-Q
period 2002-09-30
COMBANC INC
filed 2002-11-14
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2002
                               -------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from                          to
                               -----------------------     ---------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                          34-1853493
--------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


229 E. Second St., P. O. Box 429, Delphos, Ohio                    45833
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


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of November 12, 2002.

                          COMBANC, INC. AND SUBSIDIARY
                          September 30, 2002 FORM 10-Q



                                TABLE OF CONTENTS

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets                              3

          Condensed Consolidated Statements of Income                        4

          Condensed Consolidated Statements of Cash Flows                    6

          Notes to Condensed Consolidated Financial Statements               7

Item 2.   Management's Discussion and Analysis of Financial Condition        9
            and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

Item 4.   Controls and Procedures                                           13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                  14
          Signatures                                                        15
          Certifications                                                    16
          Exhibit 99.1                                                      19
          Exhibit 99.2                                                      20

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                             September 30,          December 31,
                                   ASSETS                                         2002                  2001
                                   ------                                    -------------          ------------
                                                                              (unaudited)

Cash and Due from Banks                                                        $   5,512             $    6,712
Federal Funds Sold                                                                12,176                  9,677
                                                                               ---------             ----------
        Cash and Cash Equivalents                                                 17,688                 16,389
Investment Securities -
    Available for Sale                                                            50,075                 37,584
Loans Held for Resale                                                                570                  1,784
Loans                                                                            141,759                156,390
Allowance for Loan Losses                                                         (1,817)                (1,815)
                                                                               ---------             ----------
        Net Loans                                                                139,942                154,575
Premises and Equipment                                                             4,774                  4,893
Other Assets                                                                       3,747                  3,752
                                                                               ---------             ----------
        Total Assets                                                           $ 216,796             $  218,977
                                                                               =========             ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                                        $  14,788             $   17,285
    Interest Bearing                                                             163,684                162,371
                                                                               ---------             ----------
        Total Deposits                                                           178,472                179,656
Other Liabilities                                                                  1,773                  1,612
Short Term Borrowings                                                              5,977                  3,977
Long Term Debt                                                                     6,113                  9,792
                                                                               ---------             ----------
        Total Liabilities                                                        192,335                195,037
                                                                               ---------             ----------
Commitments and Contingent Liabilities                                                 -                      -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 and 2,251,391 outstanding                                    1,237                  1,237
    Capital Surplus                                                                1,513                  1,513
    Retained Earnings                                                             23,407                 22,859
    Accumulated Other Comprehensive Income                                         1,021                    416
    Treasury Stock - 164,986 and 124,609 shares at cost                           (2,717)                (2,085)
                                                                               ---------             ----------
        Total Shareholders' Equity                                                24,461                 23,940
                                                                               ---------             ----------
        Total Liabilities and Shareholders' Equity                             $ 216,796             $  218,977
                                                                               =========             ==========



          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                 --------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                        (unaudited)

                                                                                  2002               2001
                                                                                -------             -----
Interest Income:
    Interest and Fees on Loans                                                  $ 2,543            $ 3,505
    Interest and Dividends on Investments -
        Taxable                                                                     381                516
        Tax-Exempt                                                                  167                 68
    Interest on Federal Funds Sold                                                   87                114
    Interest on Balances due from Depository Institutions                             1                  -
                                                                                -------            -------
            Total Interest Income                                                 3,179              4,203
                                                                                -------            -------

Interest Expense:
    Interest on Deposits                                                          1,125              1,822
    Interest on Short-Term Borrowings                                                23                 99
    Interest on Long-Term Debt                                                      118                203
                                                                                -------            -------
            Total Interest Expense                                                1,266              2,124
                                                                                -------            -------
            Net Interest Income                                                   1,913              2,079
    Provision for Loan Losses                                                       150                370
                                                                                -------            -------
Net Interest Income after Provision for Loan Losses                               1,763              1,709

Other Income
    Service Charges on Deposit Accounts                                             125                126
    Other Operating Income                                                          200                 84
                                                                                -------            -------
            Total Other Income                                                      325                210
                                                                                -------            -------

Other Expenses:
    Salaries and Employee Benefits                                                  735                709
    Net Occupancy                                                                   177                149
    Other Operating Expenses                                                        518                614
                                                                                -------            -------
            Total Other Expenses                                                  1,430              1,472
                                                                                -------            -------

Income - before Income Tax Expense                                                  658                447
    Income Tax Expense                                                              198                110
                                                                                -------            -------
Net Income                                                                      $   460            $   337
                                                                                 ======            =======
Earnings Per Share                                                              $  0.21            $  0.26
Cash Dividends Per Share                                                        $  0.12            $  0.12



          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                 --------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                         (unaudited)

                                                                                 2002                2001
                                                                                -------            --------
Interest Income:
    Interest and Fees on Loans                                                  $ 8,075            $ 10,809
    Interest and Dividends on Investments -
        Taxable                                                                   1,150               1,424
        Tax-Exempt                                                                  497                 344
    Interest on Federal Funds Sold                                                  228                 262
    Interest on Balances due from Depository Institutions                             1                   1
                                                                                -------            --------
            Total Interest Income                                                 9,951              12,840
                                                                                -------            --------

Interest Expense:
    Interest on Deposits                                                          3,614               5,583
    Interest on Short-Term Borrowings                                                54                 344
    Interest on Long-Term Debt                                                      408                 671
                                                                                -------            --------
            Total Interest Expense                                                4,076               6,598
                                                                                -------            --------
            Net Interest Income                                                   5,875               6,242
    Provision for Loan Losses                                                       500                 640
                                                                                -------            --------
Net Interest Income after Provision for Loan Losses                               5,375               5,602

Other Income
    Service Charges on Deposit Accounts                                             358                 359
    Other Operating Income                                                          483                 239
                                                                                -------            --------
            Total Other Income                                                      841                 598
                                                                                -------            --------

Other Expenses:
    Salaries and Employee Benefits                                                2,305               2,130
    Net Occupancy                                                                   534                 374
    Other Operating Expenses                                                      1,548               1,689
                                                                                -------            --------
            Total Other Expenses                                                  4,387               4,193
                                                                                -------            --------

Income - before Income Tax Expense                                                1,829               2,007
    Income Tax Expense                                                              478                 548
                                                                                -------            --------
Net Income                                                                      $ 1,351            $  1,459
                                                                                =======            ========
Earnings Per Share                                                              $  0.61            $   0.64
Cash Dividends Per Share                                                        $  0.36            $   0.36




          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                 --------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                        For the Nine Months
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                  2002                      2001
                                                                                ---------                 ---------
                                                                                            (unaudited)


Cash Flows from Operating Activities:
    Net Income                                                                  $   1,351                 $   1,459
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                                  307                       179
        Gain on sale of fixed assets                                                   23                         -
        Provision for Loan Loss                                                       500                       640
        Federal Home Loan Bank stock Dividends                                        (80)                      (83)
        Investment Securities Amortization, Net                                        37                        16
        Net Change in Loans Held for Resale                                         1,214                      (622)
        Change in Other Assets and Other Liabilities                                  (67)                      308
                                                                                ---------                 ---------
            Net Cash Provided by Operating Activities                               3,285                     1,897
                                                                                ---------                 ---------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                         (21,149)                  (14,891)
    Proceeds from Maturities of Securities
        Available for Sale                                                          9,539                    17,030
    Net Change in Loans                                                            14,133                     3,683
    Purchases of Premises and Equipment                                              (247)                   (2,311)
    Proceeds from sale of fixed assets                                                 35                         -
                                                                                ---------                 ---------
            Net Cash Provided in Investing Activities                               2,311                     3,511
                                                                                ---------                 ---------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                 (1,184)                    3,880
    Proceeds from Borrowing                                                           896                     5,128
    Repayment of Federal Home Loan Bank Advances                                   (2,574)                     (642)
    Dividends Paid                                                                   (803)                     (823)
    Purchase of Stock                                                                (632)                     (718)
                                                                                ---------                 ---------
            Net Cash Provided/(Used) by Financing Activities                       (4,297)                    6,825
                                                                                ---------                 ---------
Net Change in Cash and Cash Equivalents                                             1,299                    12,233
Cash and Cash Equivalents -
    Beginning of Year                                                              16,389                     7,957
                                                                                ---------                 ---------
    End of Period                                                               $  17,688                 $  20,190
                                                                                =========                 =========



          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2001 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the nine months ending September 30, 2002 and September 30, 2001 were 2,231,726 and 2,287,222 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $15,708,000 and $16,276,000 at September 30, 2002 and December 31, 2001.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC CONDITIONS. The Bank considers the allowance for loan losses of $1,817,000 adequate to cover losses

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


inherent in the loan portfolios as of September 31, 2002. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


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

FINANCIAL CONDITION

Total assets decreased 1.00% from $218,977,000 at December 31, 2001 to $216,796,000 at September 30, 2002.

Federal Funds sold increased $2,499,000 or 25.82% from December 31, 2001 to $12,176,000 at September 30, 2002. This increase is the result of the decrease in total loans of $15,845,000 less the increase in the investment portfolio of $12,491,000.

Investment securities increased $12,491,000 from $37,584,000 at December 31, 2001 to $50,075,000 at September 30, 2002. This decrease is the result of the decrease in loans during the first nine months of 2002. As loans were paid off in 2002, the proceeds were reinvested into mortgage backed securities and municipal securities.

Total gross loans decreased 10.02% or $15,845,000 from December 31, 2001 to $142,329,000 on September 30, 2002. Real estate loans decreased $10,506,000 or 8.86% from year-end to September 30, 2002 due to an increased demand for lower interest rate mortgage loans. As these loans were refinanced, the bank chose to sell these mortgages, with servicing retained, to the Federal Home Loan Mortgage Corporation in order to be able to offer competitive mortgage rates to consumers. Installment loans decreased 17.29% or $2,683,000 from $15,519,000 at December 31, 2001 primarily due to the desire to reduce indirect auto loans.

The Allowance for Loan Loss, at September 30, 2002, was 1.28% of total loans. This increase of $2,000 from December 31, 2001 is the result of a $500,000 provision and net charge offs of $498,000, increasing the Allowance for Loan Loss from $1,815,000 at December 31, 2001 to $1,817,000 at September 30, 2002.

Total deposits decreased $1,184,000 or .66% from $179,656,000 on December 31, 2001 to $178,472,000 on September 30, 2002. Noninterest bearing deposits decreased $2,497,000 from December 31, 2001 to September 30, 2002, while interest-bearing deposits increased $1,313,000 during the period. Time deposit balances decreased $4,884,000, while interest-bearing checking accounts increased $805,000, and money market and savings accounts increased $5,392,000 during this period.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


Short-term borrowings, which include Federal Home Loan Bank borrowings with maturities of less than one year and repurchase agreements, increased $2,000,000 from December 31, 2001 to September 30, 2002. Of the $2,000,000 increase, Federal Home Loan Bank borrowings increased $1,104,000 while repurchase agreements increased $896,000. Long-term debt or borrowings with a maturity of greater than one year from the Federal Home Loan Bank decreased $3,679,000 or 37.57% since December 31, 2001.

Total shareholders equity increased 2.18% or $521,000 to $24,461,000 from December 31, 2001 to September 30, 2002. Included in the overall increase were an increase in retained earnings of $1,351,000 in net income less $803,000 in dividends and a $604,000 increase in Net Unrealized Gains on available for sale securities. Treasury Stock increased from $2,085,000 at December 31, 2001 to $2,717,000 at September 30, 2002 as the result of the repurchase of an additional 40,377 shares of common stock.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $367,000 for the nine months ended September 30, 2002 from a year ago.

Total interest income decreased $2,889,000 to $9,951,000 from $12,840,000 for the nine months ended September 30, 2002 over September 30, 2001. Interest and fees on loans decreased $2,734,000 or 25.29% over the same time last year. This decrease is due to the increased volume of real estate loans sold to FHLMC on the secondary market and the eleven interest rate cuts by the Federal Reserve in 2001. Taxable investment income decreased $274,000 or 19.24% for the nine months of 2002 for a total of $1,150,000 compared to $1,424,000 for the first nine months of 2001. This decrease is due to U.S. Agency bonds with call features being called and the proceeds being reinvested into lower interest rate Mortgage Backed Securities and Municipal Bonds. Interest on Federal Funds sold decreased from $262,000 for the three quarters ended September 30, 2001 to $228,000 for the three quarters ended September 30, 2002. This decrease is also the result of the eleven interest rate cuts by the Federal Reserve in 2001.

Non-interest income increased $243,000 or 40.64% for the nine months ended September 30, 2002 from September 30, 2001, and increased $115,000 or 54.76% for the quarter ended September 30, 2002 from September 30, 2001. The increase was due in part to a $57,000 increase in the gain on the sale of real estate loans to the secondary market, an increase in service fee income on secondary market real estate loans of $46,000, an increase of $139,000 in Mortgage Service Rights less a $65,000 impairment, and an increase in fees and charges on real estate loans of $68,000.

The provision for loan losses decreased $140,000 for the nine months ended September 30, 2002 compared to September 30, 2001. The provision decreased $140,000 in 2002 from 640,000 to $500,000 at September 30, 2002, and decreased by $220,000 for the third quarter of 2002 compared to the third quarter of 2001.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


Total interest expense decreased 38.22% or $2,522,000 from $6,598,000 for the nine months ended September 30, 2001 to $4,076,000 for the nine months ended September 30, 2002. Interest on deposits decreased $1,969,000 or 35.27% compared to the first three quarters of 2001 due to a decrease in certificate interest rates during 2001 and 2002 as well as a $9,620,000 decrease in the volume of time deposits from a year ago. Interest on short term borrowings decreased $290,000 and long term borrowings decreased $263,000. The decrease in short term borrowings is due to the decrease in interest rates on repurchase agreements and the payoff of an advance at the Federal Home Loan Bank and the decrease in long term borrowings is due to the decrease in interest rates and prepayment in full of an advance at the Federal Home Loan Bank.

Non-interest expense increased 4.63% or $194,000 to $4,387,000 for the nine months ended September 30, 2002 compared to $4,193,000 in 2001, but decreased $42,000 for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Salaries and benefits increased $175,000 over the first three quarters of 2001. This increase is due to an increase of $69,000 in group insurance costs and a $76,000 increase in employee salaries for the first nine months of 2002 over the first nine months of 2001. Other operating expenses have increased $19,000 to $2,082,000 for the first nine months of 2002 from $2,063,000 for the first nine months of September of 2001. Included in this increase is an increase of $160,000 in net occupancy expense, an increase of $38,000 in data processing fees, an increase of $128,000 in depreciation (result of completion of Corporate Center), and a decrease of $220,000 in legal fees due to the collections on the Bennett Funding group in the prior year.

Net income decreased $108,000 or 7.40% from $1,459,000 for the nine months ended September 30, 2001 to $1,351,000 for the nine months ended September 30, 2002. For the quarter ended September 30, 2002, net income increased $123,000 over the quarter ended September 30, 2001. This increase is due to the combination of the $65,000 Mortgage Service Right impairment in the third quarter 2002 and the decrease in the provision of $220,000 in the third quarter of 2002 compared to the third quarter of 2001.

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

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At September 30, 2002 ComBanc, Inc. maintained a Tier I capital ratio of 16.87%, a total capital ratio of 18.12% and a Tier I leverage ratio of 10.84%.

Based on the respective regulatory capital ratios at September 30, 2002, the Bank is well capitalized, based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 2002 the Bank's liquid assets amounted to $68,333,000 or 31.52% of total assets compared with 25.46% at December 31, 2001. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2001. The following table compares rate sensitive assets and liabilities as of September 30, 2002 to December 31, 2001.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                              First            Years
                                                              Year            1 to 5        Thereafter          Total
                                                              -----           ------        ----------          -----
Comparison of 9/30/02 to 12/31/01
Total rate sensitive assets:
     At December 31, 2001                                   $  75,631        $ 70,440        $  59,566        $ 205,637
     At September 30, 2002                                     68,329          81,277           53,098          202,704

     Increase (Decrease)                                       (7,302)         10,837           (6,468)          (2,933)

Total rate sensitive liabilities:
     At December 31, 2001                                   $  99,283        $ 54,330        $  22,527        $ 176,140
     At September 30, 2002                                     86,001          66,210           23,563          175,774

     Increase (Decrease)                                      (13,282)         11,880            1,036             (366)


Item 4 - Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a - 14(c) and 15d - 14(c) of the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2002 FORM 10-Q


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

At September 30, 2002, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against the Bank, which have not been disclosed herein.

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibit 11. Statement regarding computation of earnings per share is contained in Part I,
           Item 2.
           Certifications
           Exhibit 99.1. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           Exhibit 99.2. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) There were no reports on 8-K filed during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    COMBANC, INC.


Date:            November 12, 2002                  /s/ Paul G. Wreede
                                                    ---------------------------
                                                    Paul G. Wreede
                                                    President, CEO, and Director



Date:            November, 12, 2002                 /s/ Jason R. Thornell
                                                    ---------------------------
                                                    Jason R. Thornell
                                                    Controller

                                 CERTIFICATIONS

I, Jason R. Thornell, Controller of the Company, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of ComBanc, Inc

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                         /s/ Jason R. Thornell
                                                 ------------------------------
                                                         Jason R. Thornell
                                                             Controller

                                 CERTIFICATIONS

I, Paul G. Wreede, President and CEO of the Company, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of ComBanc, Inc

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                          /s/ Paul G. Wreede
                                                  ------------------------------
                                                           Paul G. Wreede
                                                         President and CEO

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002