Form 10-Q/A
period 2002-09-30
COMBANC INC
filed 2002-12-02
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q\A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                        to
                               ----------------------     ----------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           34-1853493
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


229 E. Second St., P. O. Box 429, Delphos, Ohio                  45833
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

                          COMBANC, INC. AND SUBSIDIARY

                         September 30, 2002 FORM 10-Q\A



                                TABLE OF CONTENTS

                                                                                                 Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets                                                3

              Condensed Consolidated Statements of Income                                          4

              Condensed Consolidated Statements of Cash Flows                                      6

              Notes to Condensed Consolidated Financial Statements                                 7

Item 2.       Management's Discussion and Analysis of Financial Condition                          9
                  and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          13

Item 4.       Controls and Procedures                                                             13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   14

Item 6.       Exhibits and Reports on Form 8-K                                                    14
              Signatures                                                                          15
              Certifications                                                                      16
              Exhibit 99.1                                                                        18
              Exhibit 99.2                                                                        19

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                           September 30,   December 31,
                             ASSETS                            2002            2001
                             ------                       --------------   ------------
                                                            (unaudited)
Cash and Due from Banks                                      $   5,512       $   6,712
Federal Funds Sold                                              12,176           9,677
                                                             ---------       ---------
        Cash and Cash Equivalents                               17,688          16,389
Investment Securities -
    Available for Sale                                          50,075          37,584
Loans Held for Resale                                              570           1,784
Loans                                                          141,759         156,390
Allowance for Loan Losses                                       (1,817)         (1,815)
                                                             ---------       ---------
        Net Loans                                              139,942         154,575
Premises and Equipment                                           4,774           4,893
Other Assets                                                     3,747           3,752
                                                             ---------       ---------
        Total Assets                                         $ 216,796       $ 218,977
                                                             =========       =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Deposits
    Noninterest Bearing                                      $  14,788       $  17,285
    Interest Bearing                                           163,684         162,371
                                                             ---------       ---------
        Total Deposits                                         178,472         179,656
Other Liabilities                                                1,773           1,612
Short Term Borrowings                                            5,977           3,977
Long Term Debt                                                   6,113           9,792
                                                             ---------       ---------
        Total Liabilities                                      192,335         195,037
                                                             ---------       ---------
Commitments and Contingent Liabilities                               -               -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 and 2,251,391 outstanding                  1,237           1,237
    Capital Surplus                                              1,513           1,513
    Retained Earnings                                           23,407          22,859
    Accumulated Other Comprehensive Income                       1,021             416
    Treasury Stock - 164,986 and 124,609 shares at cost         (2,717)         (2,085)
                                                             ---------       ---------
        Total Shareholders' Equity                              24,461          23,940
                                                             ---------       ---------
        Total Liabilities and Shareholders' Equity           $ 216,796       $ 218,977
                                                             =========       =========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                  Three Months Ended
                                                                     September 30,
                                                                 --------------------
                                                                      (unaudited)

                                                                  2002          2001
                                                                 ------        ------
Interest Income:
    Interest and Fees on Loans                                   $2,543        $3,505
    Interest and Dividends on Investments -
        Taxable                                                     381           516
        Tax-Exempt                                                  167            68
    Interest on Federal Funds Sold                                   87           114
    Interest on Balances due from Depository Institutions             1             -
                                                                 ------        ------
            Total Interest Income                                 3,179         4,203
                                                                 ------        ------

Interest Expense:
    Interest on Deposits                                          1,125         1,822
    Interest on Short-Term Borrowings                                23            99
    Interest on Long-Term Debt                                      118           203
                                                                 ------        ------
            Total Interest Expense                                1,266         2,124
                                                                 ------        ------
            Net Interest Income                                   1,913         2,079
    Provision for Loan Losses                                       150           370
                                                                 ------        ------
Net Interest Income after Provision for Loan Losses               1,763         1,709

Other Income
    Service Charges on Deposit Accounts                             125           126
    Other Operating Income                                          200            84
                                                                 ------        ------
            Total Other Income                                      325           210
                                                                 ------        ------

Other Expenses:
    Salaries and Employee Benefits                                  735           709
    Net Occupancy                                                   177           149
    Other Operating Expenses                                        518           614
                                                                 ------        ------
            Total Other Expenses                                  1,430         1,472
                                                                 ------        ------

Income - before Income Tax Expense                                  658           447
    Income Tax Expense                                              198           110
                                                                 ------        ------
Net Income                                                       $  460        $  337
                                                                 ======        ======
Earnings Per Share                                               $ 0.21        $ 0.15
Cash Dividends Per Share                                         $ 0.12        $ 0.12


          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                               -------------------------
                                                                      (unaudited)

                                                                  2002           2001
                                                                 -------        -------
Interest Income:
    Interest and Fees on Loans                                   $ 8,075        $10,809
    Interest and Dividends on Investments -
        Taxable                                                    1,150          1,424
        Tax-Exempt                                                   497            344
    Interest on Federal Funds Sold                                   228            262
    Interest on Balances due from Depository Institutions              1              1
                                                                 -------        -------
            Total Interest Income                                  9,951         12,840
                                                                 -------        -------

Interest Expense:
    Interest on Deposits                                           3,614          5,583
    Interest on Short-Term Borrowings                                 54            344
    Interest on Long-Term Debt                                       408            671
                                                                 -------        -------
            Total Interest Expense                                 4,076          6,598
                                                                 -------        -------
            Net Interest Income                                    5,875          6,242
    Provision for Loan Losses                                        500            640
                                                                 -------        -------
Net Interest Income after Provision for Loan Losses                5,375          5,602

Other Income
    Service Charges on Deposit Accounts                              358            359
    Other Operating Income                                           483            239
                                                                 -------        -------
            Total Other Income                                       841            598
                                                                 -------        -------

Other Expenses:
    Salaries and Employee Benefits                                 2,305          2,130
    Net Occupancy                                                    534            374
    Other Operating Expenses                                       1,548          1,689
                                                                 -------        -------
            Total Other Expenses                                   4,387          4,193
                                                                 -------        -------

Income - before Income Tax Expense                                 1,829          2,007
    Income Tax Expense                                               478            548
                                                                 -------        -------
Net Income                                                       $ 1,351        $ 1,459
                                                                 =======        =======
Earnings Per Share                                               $  0.61        $  0.64
Cash Dividends Per Share                                         $  0.36        $  0.36


          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                       For the Nine Months
                                                                          September 30,
                                                                    -------------------------
                                                                      2002             2001
                                                                    --------         --------
                                                                           (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                      $  1,351         $  1,459
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation                                                     307              179
        Gain on sale of fixed assets                                      23                -
        Provision for Loan Loss                                          500              640
        Federal Home Loan Bank stock Dividends                           (80)             (83)
        Investment Securities Amortization, Net                           37               16
        Net Change in Loans Held for Resale                            1,214             (622)
        Change in Other Assets and Other Liabilities                     (67)             308
                                                                    --------         --------
            Net Cash Provided by Operating Activities                  3,285            1,897
                                                                    --------         --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock            (21,149)         (14,891)
    Proceeds from Maturities of Securities
        Available for Sale                                             9,539           17,030
    Net Change in Loans                                               14,133            3,683
    Purchases of Premises and Equipment                                 (247)          (2,311)
    Proceeds from sale of fixed assets                                    35                -
                                                                    --------         --------
            Net Cash Provided in Investing Activities                  2,311            3,511
                                                                    --------         --------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                    (1,184)           3,880
    Proceeds from Borrowing                                              896            5,128
    Repayment of Federal Home Loan Bank Advances                      (2,574)            (642)
    Dividends Paid                                                      (803)            (823)
    Purchase of Stock                                                   (632)            (718)
                                                                    --------         --------
            Net Cash Provided/(Used) by Financing Activities          (4,297)           6,825
                                                                    --------         --------
Net Change in Cash and Cash Equivalents                                1,299           12,233
Cash and Cash Equivalents -
    Beginning of Year                                                 16,389            7,957
                                                                    --------         --------
    End of Period                                                   $ 17,688         $ 20,190
                                                                    ========         ========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                         September 30, 2002 FORM 10-Q\A


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

                         September 30, 2002 FORM 10-Q\A


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

Note 5, Amendment to form 10-Q

This form 10-Q\A is a correction on form 10-Q of a typographical error in the Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2001. Earnings per share for the period was $0.15 per share versus the error of $0.26 per share. This typographical error requires change for the September 30, 2002 10-Q and does not require change for prior quarter forms 10-Q or 10-K.

                          COMBANC, INC. AND SUBSIDIARY

                         September 30, 2002 FORM 10-Q\A


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

                         September 30, 2002 FORM 10-Q\A


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

                         September 30, 2002 FORM 10-Q\A


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

                         September 30, 2002 FORM 10-Q\A


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

                         September 30, 2002 FORM 10-Q\A



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


Item 4 - Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a
- 14 (c) and 15d - 14 (c) of the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          COMBANC, INC. AND SUBSIDIARY

                         September 30, 2002 FORM 10-Q\A


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

                                               COMBANC, INC.


Date:       November 29, 2002                  /s/ Paul G. Wreede
                                               ---------------------------------
                                               Paul G. Wreede
                                               President, CEO, and Director



Date:       November, 29, 2002                  /s/ Jason R. Thornell
                                                --------------------------------
                                                Jason R. Thornell
                                                Controller

                                 CERTIFICATIONS

I, Jason R. Thornell, Controller of the Company, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q\A of ComBanc, Inc

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

Date:  November 29, 2002                      /s/ Jason R. Thornell
                                              ----------------------------------
                                                      Jason R. Thornell
                                                         Controller

                                 CERTIFICATIONS

I, Paul G. Wreede, President and CEO of the Company, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q\A of ComBanc, Inc

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

Date:  November 29, 2002                      /s/ Paul G. Wreede
                                              ----------------------------------
                                                       Paul G. Wreede
                                                      President and CEO

                               10-Q EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002