Form 10-K
period 2002-12-31
COMBANC INC
filed 2003-03-19
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002
                                              OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                        to
                                     ----------------------    ----------------

                        Commission File Number: 000-24925

                                  COMBANC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                           34-1853493
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

229 E. Second St., P. O. Box 429 Delphos, Ohio                     45833
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (419) 695-1055
                                                   ----------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Shares, No Par Value
-------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the actual trade price of the Common Shares of the Registrant on February 1, 2003, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $35,928,978.

2,211,014 shares of the registrant's common shares were outstanding on February 1, 2003.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders for the fiscal year ended December 31, 2002, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

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

      The Company, through its wholly owned subsidiary, the Bank, operates a single line of business. The Bank is a full service bank chartered under the laws of the State of Ohio and offers a broad range of loan and deposit products and financial advisory services to business and individual customers.

       At February 1, 2003, the Company had 85 full time equivalent employees.

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

       The principal factors in successfully competing for deposits are convenient office locations and remote service units, flexible hours, competitive interest rates and services. The principal factors in successfully competing for loans are competitive interest rates, the range of lending services offered, and lending fees. The Bank provides 24 hour service through its ATM network, telephone banking product, and internet banking product. The Company believes that the local character of the Bank's businesses and their community bank management philosophy enable them to compete successfully in their respective market areas. However, it is anticipated that competition will continue to increase in the years ahead.

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

       The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition and a framework for calculation of risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of total capital to risk weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least 4.0% is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), non-cumulative perpetual preferred stock, a limited amount cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 to total assets) of 3.0% for bank holding companies and state member banks that meet certain specified conditions, including holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth.

       The Company and the Bank currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

       The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5.0% of the assets of the capital deficient institution at the time it becomes undercapitalized.

       The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Company. The Bank may not pay dividends to the Company if, after paying such dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and /or unsound banking practice. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

       Deposits of the Bank are insured by the FDIC. The FDIC may increase its rates if necessary to restore the fund's ratio of reserve to insured deposits or decrease rates if the target level has been met. Assessments are based on the risk the institution poses to the deposit insurance fund and are determined by the institution's capital level and the FDIC's level of supervisory concern about the institution.

LOAN PORTFOLIO

       The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:


                                                     2002                              2001                              2000
                                      -------------------------------    ----------------------------------    --------------------
                                                                             (Dollars in Thousands)
Real Estate Loans:
    Construction                      $       7,542             5.4%     $         9,827              6.3%     $         7,734
    Mortgage                                 99,890            71.3%             107,006             68.4%             118,488
Commercial, Financial and
    Agricultural Loans                       18,890            13.5%              22,026             14.1%              22,400
Installment and
   Credit Card Loans                         12,418             8.8%              16,192             10.4%              19,298
Other Loans                                      11             0.0%                  67              0.0%                  46
Municipal Loans                               1,340             1.0%               1,272              0.8%               1,564
                                        ------------     ------------      --------------      ------------      --------------
          Total                             140,091           100.0%             156,390            100.0%             169,530
                                                         ============                          ============
Less:
    Allowance for Credit Losses               2,050                                1,815                                 1,331
                                        ------------                       --------------                        --------------
          Total Net Loans             $     138,041                      $       154,575                       $       168,199
                                       ============                       ==============                        ==============




                                           2000                            1999                                  1998
                                   ------------------      ---------------------------------     --------------------------------
                                                                   (Dollars in Thousands)
Real Estate Loans:
    Construction                                 4.6%      $         8,701             5.4%      $         6,727             4.7%
    Mortgage                                    69.9%              109,086            67.3%               91,442            64.3%
Commercial, Financial and
    Agricultural Loans                          13.2%               21,966            13.6%               17,937            12.6%
Installment and
   Credit Card Loans                            11.4%               21,192            13.1%               25,192            17.7%
Other Loans                                      0.0%                   35             0.0%                   51             0.0%
Municipal Loans                                  0.9%                  978             0.6%                1,061             0.7%
                                           -----------       --------------     ------------       --------------     ------------
          Total                                100.0%              161,958           100.0%              142,410           100.0%
                                           ===========                          ============                          ============
Less:
    Allowance for Credit Losses                                     1,832                                 1,800
                                                             --------------                        --------------
          Total Net Loans                                  $       160,126                       $       140,610
                                                            ==============                        ==============

         The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 2002. The amounts are also classified according to their sensitivity to changes in interest rates:


                                                 After 1
                                      Within   But Within    After
                                      1 Year   Five Years   Five Years    Total
FIXED RATE LOANS:
   Real Estate - Construction        $ 4,223     $ 2,860     $   459     $ 7,542
   Commercial                          5,063       3,811       1,411      10,285

ADJUSTABLE RATE LOANS:
   Real Estate - Construction              -           -           -           -
   Commercial                          8,187         418           -       8,605

TOTAL FIXED AND ADJUSTABLE RATE:
   Real Estate - Construction        $ 4,223     $ 2,860     $   459     $ 7,542
   Commercial                         13,250       4,229       1,411      18,890

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

         One-to-Four Family Residential Real Estate Loans. As part of the lending activity, the Bank originates permanent loans secured by one-to-four family properties, for owner-occupied and non-owner-occupied, located within the Bank's primary market area. Each of such loans is for the purpose of purchase, refinance, or improvement of the property and is secured by a mortgage on the underlying real estate and improvements thereon. The principal amounts of all loans secured by first lien on one-to-four family properties totaled $40,667,000 as of December 31, 2002.

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

       Real estate mortgage loans make up 76.8% of the Bank's portfolio with a balance of $108,160,000 at December 31, 2002. Real estate construction loans represent 7.0% or $7,542,000 of the real estate loan portfolio at December 31, 2002.

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

       Commercial Loans, including agricultural loans, represent 13.4% or $18,890,000 of the Bank's loan portfolio at December 31, 2002. Municipal loans totaled $1,340,000 or 1.0% of total loans.

       Consumer Loans. The Bank makes various types of consumer loans, automobile loans, secured loans, and unsecured credit card loans. These loans generally have shorter terms and higher interest rates than real estate loans. They do involve more credit risk and dictate higher interest rates. Consumer loans are generally made at fixed rates of interest for terms of up to 66 months.

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

       Consumer loans, including credit card loans, accounted for $12,418,000 or 8.8% of total loans at December 31, 2002.

       The Bank does not make loans to any foreign entities.

       Non-Accrual, Past Due And Restructured Loans. Management addresses all loans individually when considering a loan for non-accrual. The general policy of the Bank requires that commercial and consumer loans be placed on non-accrual when they become 90 days delinquent. Real estate loans will be subject to non-accrual status when a past due principal and/or interest payment is delinquent 90 days. It is within the discretion of management to deviate on a case-by-case basis from policy after individual review of a credit.

       Management will place any loan delinquent more than 90 days past due on the Bank's watch list, along with previously-classified assets and loans in bankruptcy. The Bank has adopted for its loan policy the Uniform Retail Credit Classification and Account Management Policy, as established by the (FFIEC) Interagency Policy Statement, for guidance in managing the retail (consumer) delinquencies. Foreclosure or liquidation of collateral is considered and reviewed by management in conjunction with the approving authority on an individual basis, to determine the Bank's exposure, course of action and most effective way of avoiding or minimizing a loss. The allowance for loan and lease loss is monitored for its adequacy and reported in detail to the Bank's Loan Committee. Interest previously accrued on non-accrual loans and not yet paid is charged against interest income at the time the loan is charged-off. Interest earned thereafter is only included in income to the extent that it is received in cash.


       The following table presents the aggregate amounts of non-performing loans on the dates indicated: (in thousands)



                                                                                  December 31,
                                                  ------------------------------------------------------------------------
                                                     2002           2001              2000           1999           1998
                                                  ----------     ----------         --------       --------       --------
Non-Accrual                                       $    8,456     $    3,455         $    542       $    712       $    805
Contractually Past Due 90 Days or More
  as to Principal or Interest                            798          2,810            2,587          2,413            621
                                                  ----------     ----------         --------       --------       --------
                                                  $    9,254     $    6,265         $  3,129       $  3,125       $  1,426
                                                  ==========     ==========         ========       ========       ========
Non-Performing Loans to Total Loans                    6.57%          3.96%            1.85%          1.93%          1.00%


      As of December 31, 2002, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

      At December 31, 2002, the Bank's percentage of non-performing loans to total loans was 6.57% as compared to 3.96% of total loans at December 31, 2001.

SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollars in Thousands)

                                                                              Year Ended December 31,
                                                           2002          2001          2000          1999          1998
                                                          ------        ------        ------        ------        ------
Balance of Allowance at Beginning of Year                 $1,815        $1,331        $1,832        $1,800        $1,639
                                                          ------        ------        ------        ------        ------
Loans Actually Charged Off -
    Real Estate - Construction                                 -             -             -             -             -
    Real Estate - Mortgage                                   317             -             -             -            15
    Commercial, Financial and Agricultural                   811           281            96           106            26
    Installment and Credit Card                              307           548           890           258           182
                                                          ------        ------        ------        ------        ------
                                                           1,435           829           986           364           223
                                                          ------        ------        ------        ------        ------
Recoveries of Loans Previously Charged Off -
    Real Estate - Construction                                 -             -             -             -             -
    Real Estate - Mortgage                                     -            11             -             -             -
    Commercial, Financial and Agricultural                   599           458            10             -             3
    Installment and Credit Card                               96            54            55            36            21
                                                          ------        ------        ------        ------        ------
                                                             695           523            65            36            24
                                                          ------        ------        ------        ------        ------
Net Charge-Offs (Recoveries)                                 740           306           921           328           199
                                                          ------        ------        ------        ------        ------
Addition to Allowance Charged to Expense                     975           790           420           360           360
                                                          ------        ------        ------        ------        ------
Balance of Allowance at Year-End                          $2,050        $1,815        $1,331        $1,832        $1,800
                                                          ======        ======        ======        ======        ======
Ratio of Net Charge-Offs to Avg. Loans Outstanding         0.51%         0.18%         0.55%         0.21%         0.15%
Ratio of Allowance for Credit Losses to Total Loans        1.46%         1.15%         0.79%         1.14%         1.26%


         Allowance and Provision for Loan Losses. The Bank maintains an allowance for loan losses that management considers adequate to provide for probable credit losses in the loan portfolio. A grading system is utilized for loans on the Bank's watch list. The Executive Loan Officers review, on a quarterly basis, the status of all credit relationships of greater than $250,000 or appearing on the Bank's watch list, and assign or reassign judgmental grades. The grades indicate the risk level of the loans to the Bank, and loss allowances are established from this analysis. Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet the debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. The Bank will specifically allocate an amount that is deemed appropriate based on the valuation of the collateral for each loan reviewed. The sum of the specific allocations determined by management is added to the result of the historical rate of loss in the four categories times the remaining balances in these categories. The historical rate of loss on consumer balances, commercial balances and real estate and commercial real estate balances are determined based on the three-year history.

         At year end 2002, the allowance had a balance of $2,050,000, or 1.46% of total loans, compared to $1,815,000, or 1.15% of total loans, at year end 2001. The provision for loan losses was $975,000 for the year ended December 31, 2002 compared to $790,000 for the year ended December 31, 2001. The increase in the reserve is the result of the addition to the allowance charged to expense which is the result of growing delinquencies occurring from a downturn in the economy. Additional recoveries anticipated in the first and second quarters of 2003 will continue to fund the allowance. The weak economy will continue to affect delinquencies at least through the first half of 2003. The Bank will adjust the provision as necessary based on its quarterly review of the allowance and the lending environment as derived by many factors including the local, regional and national economy.

         All loans charged off during the year ended December 31, 2002 were either consumer, commercial, or real estate mortgages. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in reducing charge-offs, the Bank has a loan collection department and a credit analyst. Should charge-offs increase, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio. The Bank's three-year history of losses is $1,435,000 in 2002, $829,000 in 2001 and $986,000 in 2000. These totals represent a large loss in the commercial area in 2002 and in the installment area in 2001 and 2000.

INVESTMENT PORTFOLIO

      The following table sets forth the value of the Bank's investment securities at the respective year end for each of the last three years.

(Dollars in Thousands)


                                                                                      December 31, 2002
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------     --------------     -------------------
Securities Available for Sale -
Agency Securities                                $             5,493    $           114    $             2    $              5,605
Mortgaged Backed Securities                                   35,575                674                  3                  36,246
State and Municipal Securities                                11,895                650                  -                  12,545
                                                   ------------------     --------------     --------------     -------------------
          Total                                  $            52,963    $         1,438    $             5    $             54,396
                                                   ==================     ==============     ==============     ===================


                                                                                     December 31, 2001
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------     --------------     -------------------
Securities Available for Sale -
Agency Securities                                $             9,752    $           198    $            15    $              9,935
Mortgaged Backed Securities                                   14,589                223                  5                  14,807
State and Municipal Securities                                12,613                290                 61                  12,842
                                                   ------------------     --------------     --------------     -------------------
          Total                                  $            36,954    $           711    $            81    $             37,584
                                                   ==================     ==============     ==============     ===================


                                                                                   December 31, 2000
                                                   --------------------------------------------------------------------------------
                                                       Amortized            Unrealized         Unrealized              Fair
                                                          Cost                Gains              Losses               Value
                                                   ------------------     --------------     --------------     -------------------
Securities Available for Sale -
Agency Securities                                $            18,958    $            50    $           130    $             18,878
Mortgaged Backed Securities                                   10,762                102                 47                  10,817
State and Municipal Securities                                10,339                241                 15                  10,565
                                                   ------------------     --------------     --------------     -------------------
          Total                                  $            40,059    $           393    $           192    $             40,260
                                                   ==================     ==============     ==============     ===================

       There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Treasury and U. S. Government agencies.

       The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 2002. The maturities of Mortgage-Backed Securities represent the actual maturity date of the security, and do not reflect prepayment speeds. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.




                                                                               After
                                                                              1 Year
                                            Within                          But Within
                                            1 Year                            5 Years
                               ----------------------------       ---------------------------
                                     Amt            Yield              Amt           Yield
                               --------------    ----------       -------------    ----------
                                                  (Dollars in Thousands)
U. S. Government
    Agencies                   $           989         6.28%      $        3,004         5.33%
Mortgage-Backed
    Securities                           1,958         3.30%               7,031         5.76%
Obligations of
    States and Political
    Subdivisions                           932         7.60%               3,640         7.36%
                                 --------------                     -------------
          Total                $         3,879                    $       13,675
                                 ==============                     =============



                                             After
                                            5 Years
                                           But Within                              After
                                            10 Years                             10 Years
                                 ------------------------------       -------------------------------
                                      Amt             Yield                 Amt             Yield
                                 --------------    ------------       ---------------    ------------
                                                          (Dollars in Thousands)
U. S. Government
    Agencies                   $         1,500           2.43%      $              -
Mortgage-Backed
    Securities                           1,809           4.67%                24,777           4.65%
Obligations of
    States and Political
    Subdivisions                         4,864           7.06%                 2,459           7.04%
                                 --------------                       ---------------
          Total                $         8,173                      $         27,236
                                 ==============                       ===============

DEPOSITS

       Deposits are principally from within the Bank's market area. Clients are offered a broad selection of deposit instruments, including regular and interest-bearing checking accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and individual retirement accounts. Interest rates and service fees are established and reviewed by management to maintain liquidity and growth goals and to be competitive in the local market. The Bank does not use brokers to attract deposits.

       The following table sets forth the average balances of and average rates paid on deposits for the periods indicated:

(Dollars in Thousands)

                                                                          Year Ended December 31,
                                      -----------------------------------------------------------------------------------------
                                                    2002                            2001                            2000
                                      -----------------------------   ---------------------------  ----------------------------
                                           Average         Average      Average         Average         Average        Average
                                           Balance          Rate        Balance           Rate          Balance          Rate
                                      --------------   ------------   -----------   -------------  --------------   -----------

Noninterest-Bearing                   $        14,690          0.00%  $     14,791           0.00% $        14,680         0.00%
Savings                                        30,186          1.09%        27,697           1.93%          27,201         2.32%
NOW, Super NOW and Plus                        33,188          1.01%        28,360           1.64%          27,685         1.96%
Time                                          100,797          3.93%       108,079           5.68%         101,040         5.68%
                                       --------------                  -----------                  --------------
          Total                       $       178,861                 $    178,927                 $       170,606
                                       ==============                  ===========                  ==============


       The maturity distribution of time deposits as of December 31, 2002 was:

                                                                                     Less than          $100,000
                                                                                      $100,000          and Over
                                                                                   --------------    ---------------
                                                                                        (Dollars In Thousands)
                                                                                   ---------------------------------
Three Months or Less                                                           $          16,429   $          5,298
Over Three Months Through Six Months                                                       9,270              1,851
Over Six Months Through Twelve Months                                                     23,284              6,398
Over Twelve Months                                                                        27,011              7,241

                                                                                   --------------    ---------------
          Total                                                                  $        75,994   $         20,788
                                                                                   ==============    ===============


SHORT-TERM BORROWINGS

         The following table sets forth certain information regarding the Bank's short-term borrowed funds at or for the periods ended on the dates indicated.



                                                                  2002           2001          2000
                                                               ---------      ---------     ---------

FEDERAL HOME LOAN BANK SHORT-TERM BORROWINGS
   Average Balance Outstanding                                 $     176      $   6,748     $  13,866

   Maximum Amount Outstanding
      at any Month-End During the Period                             600          6,925        19,368

   Balance Outstanding at End of Period                                0            925         6,000

   Weighted Average Interest Rate
      During the Period                                            4.83%          4.43%         5.91%

   Weighted Average Interest Rate at
      End of Period                                                  n/a          5.06%         6.96%


REPURCHASE AGREEMENTS

   Average Balance Outstanding                                 $   4,311      $   3,505     $   2,705

   Maximum Amount Outstanding
      at any Month-End During the Period                           6,318          4,481         3,299

   Balance Outstanding at End of Period                            5,946          3,052         3,259

   Weighted Average Interest Rate
      During the Period                                            1.46%          3.22%         5.92%

   Weighted Average Interest Rate at
      End of Period                                                1.04%          1.51%         5.48%


      Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. The following table summarizes net interest income for each of the three years in the period ended December 31.


                                                                                   Change from Prior Year
                                    Years Ended                   -------------------------------------------------
                                    December 31,                       2002 vs. 2001               2001 vs. 2000
                          ---------------------------------       ----------------------       --------------------
                           2002          2001         2000         Amount        Percent       Amount       Percent
                          -------       ------       ------       -------        -------       ------       -------
                                                       (Dollar amounts in thousands)

Interest Income           $13,023       16,436       17,007       $(3,413)       -20.77%       $(571)       -3.36%
Interest Expense            5,219        8,432        8,587        (3,213)       -38.10%        (155)       -1.81%
                          -------       ------       ------       -------                      -----
Net Interest Income       $ 7,804        8,004        8,420       $  (200)       -2.50%        $(416)       -4.94%
                          =======       ======       ======       =======                      =====





         The following table sets forth certain information relating to the Bank's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Yields on tax-exempt assets have been computed on a fully tax-exempt basis assuming a tax rate of 34%.

                                                                       Years Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                              2002                              2001                             2000
                                   ----------------------------     ----------------------------    ------------------------------
                                               Interest   Average              Interest   Average              Interest    Average
                                   Average     Income/    Yields/   Average    Income/    Yields/   Average    Income/     Yields/
                                   Balance     Expense    Rates     Balance    Expense     Rates    Balance    Expense     Rates
                                   -------     --------   -------   -------    --------   -------   -------    -------     -------
                                                                       (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

    Investment Securities

        Taxable                   $  28,916    $  1,619    5.60%   $  28,895   $ 1,729     5.98%   $  33,345   $ 2,135      6.40%

        Tax Exempt                   13,153         996    7.57%      11,715       895     7.64%      11,546       904      7.83%

    Federal Funds Sold               17,125         277    1.62%      12,112       357     2.95%         599        38      6.34%

    Interest on Deposits
        with Bank:                       86           1    1.16%          79         1     1.27%          28         1      3.57%

    Loans                           146,200      10,506    7.19%     166,941    13,794     8.26%     167,095    14,236      8.52%
                                  ---------    --------            ---------   -------             ---------   -------

Total Interest-Earning
    Assets                          205,480      13,399    6.52%     219,742    16,776     7.63%     212,613    17,314      8.14%
                                  ---------    --------            ---------   -------             ---------   -------
Noninterest-Earning Assets:

    Cash and Due from Bank:           4,965                            4,706                           4,427

    Premises and Equipment            4,835                            4,036                           2,437

    Other Assets                      4,329                            1,988                           2,542

    Allowance for
        Credit Losses                (1,938)                          (1,367)                         (1,431)
                                  ---------                        ---------                        --------

Total Noninterest-Earning
    Assets                           12,191                            9,363                           7,975
                                  ---------                        ---------                        --------

Total Assets                      $ 217,671                        $ 229,105                       $ 220,588
                                  =========                        =========                       =========

                                                                       Years Ended December 31,
                                   -----------------------------------------------------------------------------------------------
                                                 2002                            2001                            2000
                                   ------------------------------   -----------------------------   ------------------------------
                                               Interest   Average              Interest   Average              Interest    Average
                                   Average     Income/    Yields/   Average    Income/    Yields/   Average    Income/     Yields/
                                   Balance     Expense    Rates     Balance    Expense     Rates    Balance    Expense     Rates
                                   -------     --------   -------   -------    --------   -------   -------    --------    -------
                                                                       (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-Bearing Liabilities:



  Savings Deposits                $ 30,186     $    328    1.09%    $ 27,697    $    535    1.93%   $ 27,201   $    632      2.32%

  NOW, Super NOW, Plus              33,188          335    1.01%      28,360         465    1.64%     27,685        543      1.96%

  Time Deposits                    100,797        3,957    3.93%     108,496       6,159    5.68%    101,040      5,744      5.68%
                                  --------     --------             ---------   --------           ---------   --------

Total Interest-Bearing
  Deposits                         164,171        4,620    2.81%     164,553       7,159    4.35%    155,926      6,919      4.44%

Other Borrowed                      13,314          599    4.50%      22,472       1,273    5.66%     25,419      1,666      6.55%

Fed Funds Purchased                    -            -      0.00%         -           -      0.00%         10          2     20.00%
                                  --------     --------             ---------   --------           ---------   --------


Total Interest-Bearing
    Liabilities                    177,485        5,219    2.94%     187,025       8,432    4.51%    181,355      8,587      4.73%
                                  --------     --------             ---------   --------           ---------   --------

Noninterest-Bearing Liabilities:

  Demand Deposits                   14,690                             14,791                         14,680

  Other Liabilities                  1,012                              2,904                          1,415
                                  --------                          ---------                      ---------


Total Noninterest-
  Bearing Liabilities               15,702                             17,695                         16,095
                                  --------                          ---------                      ---------


Shareholders' Equity                24,484                             24,385                         23,138
                                  --------                          ---------                      ---------


Total Liabilities and
  Shareholders' Equity            $217,671                          $ 229,105                      $ 220,588
                                  ========                          =========                      =========

Net Interest Income
  (Tax Equivalent Basis)                       $  8,180                         $  8,344                       $  8,727

Reversal of Tax
  Equivalent Adjustment                            (376)                            (340)                          (307)
                                               --------                         --------                       --------


Net Interest Income                            $  7,804                         $  8,004                       $  8,420
                                               ========                         ========                       ========


Net Interest Spread (Tax Equivalent Basis)                 3.58%                            3.12%                            3.41%
                                                           ====                             ====                             ====


Net Interest Margin
(Net Interest Income as a % of Interest-
  Earning Assets, Tax Equivalent Basis)                    3.98%                            3.80%                            4.10%
                                                           ====                             ====                             ====


Net Interest Margin
(Net Interest Income as a %
  of Interest-Earning Assets)                              3.80%                            3.64%                            3.96%
                                                           ====                             ====                             ====

      The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior-year rate), (ii) changes in rate (change in rate multiplied by prior-year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.



                                                         2002 vs 2001                                  2001 vs 2000
                                           -----------------------------------------     -----------------------------------------
                                                   Increase/                                     Increase/
                                                  (Decrease)                                    (Decrease)
                                               Due to Change in                              Due to Change in
                                           -------------------------                     -------------------------
                                                                          Total                                         Total
                                             Average       Average      Increase/         Average        Average      Increase/
                                             Volume         Rate        (Decrease)         Volume         Rate        (Decrease)
                                           -----------   -----------   -------------     ----------    -----------   -------------
                                                    (Dollars in Thousands)                        (Dollars in Thousands)
Investment Income:
Investment Securities:
    Taxable                                $        1    $     (111)   $       (110)     $    (272)    $     (134)   $       (406)
    Tax Exempt                                    109            (8)            101             13            (22)             (9)
    Federal Funds
        Sold                                      911          (991)            (80)           328             (9)            319
Interest on Deposits
        with Banks                                  -             -               -              -              -               -
Interest and Fees
        on Loans                               (1,605)       (1,683)         (3,288)           (13)          (429)           (442)
                                           ----------    ----------    ------------      ---------     ----------    ------------
Total Interest Income                            (584)       (2,793)         (3,377)            56           (594)           (538)
                                           ----------    ----------    ------------      ---------     ----------    ------------

Interest Expense:
Interest-Bearing Deposits:
    Savings                                        53          (260)           (207)            12           (109)            (97)
    NOW, Super NOW,
        and Plus                                  103          (233)           (130)            13            (91)            (78)
    Time                                         (412)       (1,790)         (2,202)           401             14             415
    Other Borrowed                               (448)         (226)           (674)          (181)          (212)           (393)
    Federal Funds Purchased                         -             -               -             (1)            (1)             (2)
                                           ----------    ----------    ------------      ---------     ----------    ------------
Total Interest Expense                           (704)       (2,509)         (3,213)           244           (399)           (155)
                                           ----------    ----------    ------------      ---------     ----------    ------------
Change in Net
    Interest Income                        $      120    $     (284)   $       (164)     $    (188)    $     (195)   $       (383)
                                           ==========    ==========    ============      =========     ==========    ============

TAXATION

      FEDERAL TAXATION. The Company and the Bank are each subject to the federal tax laws and regulations which apply to corporations generally.

      OHIO TAXATION. The Company is subject to the Ohio corporation franchise tax. The tax rate is figured at 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000. The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions" which is imposed annually at a rate of 1.3% of the Bank's book net worth determined in accordance with generally accepted accounting principles.

      DELAWARE TAXATION. Since the Company is incorporated in the state of Delaware, it is subject to Delaware franchise tax. The Company's tax is computed on the number of shares authorized, which totals 5,000,000 shares.

ITEM 2 - PROPERTIES

      The Company owns no property. The Bank's executive offices are located at The Commercial Bank's Corporate Center at 229 E. Second St., Delphos, Ohio, which is owned by the Bank. The Bank operates four branch banking facilities, all of which are owned by the Bank, at the following locations: the Delphos Branch Office at 230 E. Second St., Delphos, Ohio, the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the Lima Cole Street Branch Office at 2285 N. Cole St., Lima, Ohio. All branch offices are full service facilities. All properties are in good working condition and are adequately insured.

ITEM 3 -- LEGAL PROCEEDINGS

      The Bank, at any given time, is involved in a number of lawsuits initiated by the Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

      At December 31, 2002, the Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, the Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

      There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

       The common stock of the Company trades under the symbol COBI, and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI). For 2002 and 2001, bid and ask quotations were obtained from Community Bank Investments which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.


2002                  Low Bid            High Bid           Low Ask           High Ask         Dividend Per Share

First Qtr              15.350             15.600             15.670             22.000              .120
Second Qtr             15.500             16.000             15.750             17.500              .120
Third Qtr              15.500             16.000             16.100             17.000              .120
Fourth Qtr             15.650             16.000             16.000             17.000              .140


2001                  Low Bid            High Bid           Low Ask           High Ask         Dividend Per Share

First Qtr              14.500             14.750             15.500             16.000              .120
Second Qtr             14.750             15.000             15.500             15.500              .120
Third Qtr              15.000             15.250             15.150             16.000              .120
Fourth Qtr             15.250             15.490             16.000             24.000              .140



      As of February 1, 2003, the Company's common stock was held by 1,048 shareholders of record.

      As of February 1, 2003, there were no equity securities authorized for issuance under compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

      The following table sets forth certain information concerning the consolidated financial condition and results of operations for the periods indicated:


                                                            As of and for the years ended December 31,
                                               ---------------------------------------------------------------------
                                                   2002          2001           2000          1999           1998
                                               ----------    -----------     ----------    ----------     ----------
STATEMENT OF OPERATIONS                                                (Dollars in Thousands)
Interest Income                                $  13,023     $   16,436      $  17,007     $  15,318      $  14,538
Interest Expense                                   5,219          8,432          8,587         6,921          6,693
                                               ----------    -----------     ----------    ----------     ----------
    Net Interest Income                            7,804          8,004          8,420         8,397          7,845
Provision for Loan Losses                            975            790            420           360            360
                                               ----------    -----------     ----------    ----------     ----------
Net Interest Income after
    Provision for Loan Losses                      6,829          7,214          8,000         8,037          7,485
Other Income                                       1,172          1,106            600           639            447
Operating Expenses                                 5,823          5,662          5,251         5,140          4,618
                                               ----------    -----------     ----------    ----------     ----------
    Income before Income Taxes                     2,178          2,658          3,349         3,536          3,314
Applicable Income Taxes                              553            725          1,000         1,017            930
                                               ----------    -----------     ----------    ----------     ----------
    Net Income                                 $   1,625     $    1,933      $   2,349     $   2,519      $   2,384
                                               ==========    ===========     ==========    ==========     ==========

STATEMENT OF CONDITION (YEAR END DATA)
Total Assets                                   $ 218,030     $  218,977      $ 223,062     $ 218,548      $ 194,661
Investment Securities                             54,396         37,584         40,260        44,796         41,267
Loans Receivable                                 140,819        158,174        169,530       161,958        142,410
Allowance for Loan Losses                          2,050          1,815          1,331         1,832          1,800
Deposits                                         178,890        179,657        178,082       169,720        166,021
Shareholders' Equity                              24,350         23,940         23,764        22,473         22,566

SELECTED FINANCIAL RATIOS
Return on Average Assets                           0.75%          0.84%          1.06%         1.23%          1.25%
Return on Average Equity                           6.64%          7.93%         10.15%        11.04%         10.90%
Tier One Risk-Based Capital                       16.88%         15.74%         15.47%        15.43%         16.89%
Total Risk-Based Capital                          18.13%         16.96%         16.34%        16.66%         18.14%
Tier One Leverage Ratio                           10.77%         10.16%         10.61%        10.73%         11.42%
Dividend Payout Ratio                             68.47%         58.92%         47.52%        42.45%         40.00%
PER SHARE DATA (1)
Net Income                                     $    0.73     $     0.85      $    1.01     $    1.06      $    1.00
Book Value                                         11.01          10.63          10.28          9.57           9.50
Cash Dividends Declared                             0.50           0.50           0.48          0.45           0.40

      (1) Adjusted to reflect the August, 1998 ComBanc, Inc. formation resulting in a two for one stock exchange leaving 2,376,000 issued and 2,226,505 outstanding shares in 2002, 2,376,000 issued and 2,280,283 outstanding shares in 2001, 2,376,000 issued and 2,330,415 outstanding shares in 2000, 2,376,000 issued and 2,370,408 outstanding shares in 1999 and 2,376,000 issued and outstanding shares in 1998.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

ALLOWANCE FOR CREDIT LOSSES- The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate. Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

MORTGAGE SERVICING RIGHTS- Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2002, the Company had certain off-balance sheet arrangements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

         The Bank committed to purchase an investment security on a when-issued basis on November 26, 2002 in the amount of $1,500,000. The trade settled on January 28, 2003.

         The Company and the bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

      The following table shows the payments due by period of long-term debt obligations payable to the Federal Home Loan Bank.

(Dollars in Thousands)


        CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------
                                                           LESS                                 MORE
                                                          THAN 1                               THAN 5
                                               TOTAL       YEAR       1-3 YEARS    3-5 YEARS    YEARS
                                               -----       -----        -----         ---       -----
Long-Term Debt Obligations                     7,719       3,028        2,345         470       1,876
                                               -----       -----        -----         ---       -----
     TOTAL                                     7,719       3,028        2,345         470       1,876
                                               =====       =====        =====         ===       =====



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

      For the Bank, the primary sources of liquidity have traditionally been Federal Funds Sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 2002, such securities amounted to $54.4 million, at December 31, 2001 such securities amounted to $37.6 million, and at December 31, 2000 such securities amounted to $40.3 million. At December 31, 2002, 2001 and 2000, Federal Funds Sold amounted to $4.6 million, $9.7 million, and $2.8 million, respectively.

      The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 135% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at December 31, 2002 was $35.0 million.

       Management considers its liquidity to be adequate to meet its normal funding requirements and anticipates that it will have sufficient funds available in 2003 from additional sources such as investment security maturities and mortgage-backed securities repayments and deposit accounts.

CAPITAL RESOURCES

        As of December 31, 2002, there were no commitments for capital expenditures within the next twelve months.

        The Company is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Reserve Board (FRB). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary, actions by regulators that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines also are subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2002 that the Bank meets all the capital adequacy requirements to which it is subject.

        As of December 31, 2002, the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Bank's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 17.82%, 11.52%, and 7.35%, respectively at December 31, 2002.

FINANCIAL CONDITION

GENERAL

      This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the "Company" refers to ComBanc, Inc. only, while the "Bank" refers to The Commercial Bank.

      On August 31, 1998 the Bank became a wholly owned subsidiary of the Company, a one bank holding company. The bank holding company form of organization increases the corporate and financial flexibility of the business operated by the Bank through the combined business of the Bank and the Company, such as increased structural alternatives in the area of the Company to redeem its own stock, thereby creating an additional market in which the shareholders may sell their stock.

      A bank holding company can engage in certain bank-related activities in which the Bank cannot engage; thus the reorganization broadens the scope of services which may be offered to the public.

       Through December 31, 2002, the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

      There are different factors such as general economic conditions, monetary and fiscal policies and policies of the regulatory authorities that may affect the operating results of the Bank.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

      The Bank reported net income for the fiscal year 2002 of $1,625,000 compared to $1,933,000 in fiscal year 2001. Significant changes from 2001 to 2002 include a reduction of $200,000 in net interest income which is the result of a decrease in higher interest rate loan balances of $17,355,000 and reinvestment of $16,812,000 of the proceeds into lower interest rate investment securities. Other significant changes include an increase in the provision for loan losses of $185,000 due to an increase in charge-offs and classified assets. Non-interest income during the fiscal year 2002 increased $188,000 as the result of the increased demand for lower interest rate secondary market mortgage loans.

      Total assets decreased 0.4% to $218.0 million at December 31, 2002 from $219.0 million at December 31, 2001.

      Cash and cash equivalents increased $.5 million or 3.3% from $16,388,000 at December 31, 2001 to $16,925,000 at December 31, 2002.

      Investment securities have increased $16.8 million or 44.7% from December 31, 2001 to December 31, 2002. Of the $16.8 million increase, there was a $21,439,000 increase in Agency Mortgage Pools, while there was a $4,330,000 reduction in U.S. Agency Bonds and a $297,000 reduction in Municipal Bonds from December 31, 2001 to December 31, 2002. The increase in Agency Mortgage Pools was the result of funds provided from U.S. Agency Bonds being called and funds provided from the reduction in the loan portfolio and reinvested into Agency Mortgage Pools.

      The allowance for loan loss has increased $235,000 from $1,815,000 on December 31, 2001 to $2,050,000 on December 31, 2002. This was due mainly to an increase to the provision for loan loss for 2002 by $185,000 from $790,000 in 2001 to $975,000 in 2002. Part of the increase in the provision is the result of the increase of $5,001,000 in non-accrual notes. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of factors, including, but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and probable losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

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

      Total deposits decreased $0.8 million or .4% from December 31, 2001 to $178.9 million at December 31, 2002. Demand deposits decreased 6.8% or $1,176,000 and savings deposits increased $5,742,000 or 16.7% from December 31, 2001 to December 31, 2002. Certificates and other time deposits decreased $8,469,000 or 8.0%. Long term debt, which is comprised of advances from the Federal Home Loan Bank with a maturity greater than one year, decreased to $7.7 million at December 31, 2002 from $9.8 million at December 31, 2001. The Bank matches long term commercial loans with the corresponding advance at the Federal Home Loan Bank to reduce interest rate risk.

      Shareholders' equity was $24.35 million at December 31, 2002 compared to $23.94 million at December 31, 2001. The $410,000 increase was attributable to $1,625,000 in net income for the fiscal year, less $1,113,000 in dividends declared and paid, less $632,000 in Treasury stock purchased, plus an increase in accumulated other comprehensive income of $530,000. Accumulated other comprehensive income is comprised of unrealized gains or losses on securities available for sale.

      The Bank reported net income for the fiscal year 2002 of $1,625,000, compared to $1,933,000 in fiscal year 2001. The most significant changes from 2001 to 2002 were the decrease in interest income of $3,413,000, a decrease in interest expense of $3,215,000, an increase in the provision for loan losses of $185,000, an increase in other income of $65,000 and an increase in other expenses of $162,000.

      Net interest income decreased $200,000 in the fiscal year 2002 compared to fiscal year 2001. Interest income decreased 20.8% or $3,413,000 to $13,023,000 in fiscal year 2002 compared to $16,436,000 in fiscal year 2001. The major component of this decrease was interest and fees on loans which decreased $3,290,000 to $10,469,000 in 2002 compared to $13,759,000 in 2001. This decrease was the result of a $17.6 million decrease in total net loans, and more specifically, an 8.8% or $10,457,000 decrease in loans secured by real estate, a 24.0% or $3,724,000 decrease in consumer loans, a 14.8% or $2,885,000 decrease in commercial loans and an overall decrease in average rates for the fiscal year 2002. The $10,457,000 decrease in loans secured by real estate is due to these loans being sold on the secondary market to the Federal Home Loan Mortgage Corporation. As mortgage rates declined, management felt the need to offer a secondary market product in order to offer long-term rates. Funding these long-term mortgages internally would have drastically increased the bank's exposure to interest rate risk. The $3,724,000 decrease in consumer loans is due to managements desire to reduce indirect automobile loan balances. Taxable investment income decreased $110,000 or 6.36% in 2002 for a total of $1,619,000 compared to $1,729,000 in 2001. This decrease is due to U.S. Agency bonds with call features and higher rates of interest being called and the proceeds being reinvested into lower interest rate Mortgage Backed Securities. Interest expense decreased $3,213,000 or 38.1% to $5,219,000 in fiscal year 2002 compared to $8,432,000 in fiscal year 2001. The majority of this decrease can be attributed to the decrease in deposit interest of 35.5% or $2,540,000. This 35.5% decrease is due to consumers moving from higher interest bearing certificates into more liquid and lower interest bearing checking and money market accounts, waiting for interest rates to rebound before moving back into higher interest bearing certificates. The remainder of the decrease is attributed to a decrease in interest on short-term borrowings of $349,000 or 84.7% and a decrease in interest on long-term debt of $325,000 or 37.7% due to both a decrease in rate as well as balance at the Federal Home Loan Bank.

         The provision for loan losses was $975,000 in fiscal year 2002, an increase of $185,000 from the 2001 fiscal year. Management increased the provision for loan losses due to an increase in loan delinquencies and due to substantial charge-offs in fiscal year 2002. Due to local economic conditions, the increase in non-accrual loan balances of $5,001,000 and the charge off of $1,435,000 has forced management to put the $975,000 into the allowance for loan and lease losses in 2002.

         Noninterest income increased $65,000 from $1,107,000 in fiscal year 2001 to $1,172,000 in fiscal year 2002. Gain on sale of loans decreased $126,000 from $368,000 in 2001 to $242,000 in 2002. This decrease is attributed to a $122,000 impairment on mortgage service rights to reduce the intangible asset to the lower of cost or market. The increase in the gain on sale of loans is due to the sale of $24.0 million in real estate residential mortgages to the Federal Home Loan Mortgage Corporation with servicing retained. Other income increased $184,000 or 72.4% from $254,000 in 2001 to $438,000 in 2002. Net realized gains on sales of available-for-sale securities increased from $0 in 2001 to $8,000 in 2002 as the result of the sale of $610,000 in GNMA mortgage-backed pools.

         Noninterest expense increased 2.9% or $162,000 in fiscal year 2002 compared to the same time frame a year ago. The major increases include an increase of $170,000 in salaries and employee benefits, of which $110,000 of the increase is accredited to group health insurance. Net occupancy expense increased $78,000 from $307,000 in 2001 to $385,000 in 2002 due to the completion of the Corporate Center located in Delphos. Equipment expenses increased $78,000 and data processing fees increased $52,000 in 2002, while legal and professional fees decreased $149,000 in 2002 due to the bankruptcy discharge of a pending loan matter.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000.

      The Bank reported net income for the fiscal year 2001 of $1,933,000, compared to $2,349,000 in fiscal year 2000. The most significant changes from 2000 to 2001 were the decrease in interest income of $571,000, a decrease in interest expense of $154,000, an increase in the provision for loan losses of $370,000, an increase in other income of $506,000 and an increase in other expenses of $411,000.

      Net interest income decreased $416,000 in the fiscal year 2001 compared to fiscal year 2000. Interest income decreased 3.4% or $571,000 to $16,436,000 in fiscal year 2001 compared to $17,007,000 in fiscal year 2000. The major component of this decrease was interest on loans which decreased $477,000 to $13,759,000 in 2001 compared to $14,236,000 in 2000. This decrease was a result of an $11.8 million decrease in total net loans, and more specifically, an 8.2% or $9,698,000 decrease in real estate mortgage loans, and an overall decrease in average rates for the fiscal year 2001. Interest expense decreased $154,000 or 1.8% to $8,433,000 in fiscal year 2001 compared to $8,587,000 in fiscal year 2000. The majority of this decrease can be attributed to a $439,000 decrease in long-term debt expense, due to a decrease in both balance and rate on long term advances from the Federal Home Loan Bank. Interest on deposit accounts increased $240,000 or 3.5% to $7,159,000 in fiscal year 2001 from $6,919,000 in fiscal year 2000 due mainly to a $1.6 million increase in total deposit balances from the prior year.

         The provision for loan losses was $790,000 in fiscal year 2001, an increase of $370,000 from the 2000 fiscal year. Management increased the provision for loan losses due to an increase in loan delinquencies and due to substantial charge-offs in fiscal year 2001.

         Noninterest income increased $507,000 from $600,000 in fiscal 2000 to $1,107,000 in fiscal 2001. Service charges on deposit accounts increased $62,000 or 14.7%. The major components in this category include ATM fees, penalty charges on deposit accounts, and collections, commissions and fees. Gain on sale of loans increased from $0 in 2000 to $368,000 in 2001. This increase includes a Mortgage Servicing Right of $240,000 and a Gain on Sale of Mortgage Loans of $128,000, the result of the $9,698,000 decrease in real estate mortgage loans that were sold to the Federal Home Loan Mortgage Corporation with servicing retained. Other income increased $75,000 or 41.9% from $179,000 in 2000 to $254,000 in 2001. There were no sales of securities in fiscal year 2001, and therefore no gains or losses on sales of available for sale securities were recorded.

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

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2003 and, in certain instances, subsequent periods. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

      Unlike most industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

      The following table sets forth the cumulative maturity distributions as of December 31, 2002 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

        This table, however, does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 2003. The negative gap does not necessarily indicate that the bank is experiencing excessive interest rate risk. During periods of decreasing interest rates, it is appropriate to show a negative gap which indicates that interest bearing liabilities are repricing at a faster rate than interest bearing assets, thus improving net interest margin. In times of increasing interest rates, it is appropriate to show a positive gap so that interest bearing assets are repricing at a faster rate than interest bearing liabilities, thus improving net interest margin. One factor that this table does not consider is the loan prepayment speeds which have an impact on gap.

      Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position.

                                             3 months         3 - 12           1 - 3          3 - 5         over 5
                                              or less         months           years          years          years           Total
                                             --------        --------        --------        -------        -------        --------
Interest-Earning Assets:
    Loans                                     $36,492        $ 15,842        $ 32,331        $24,880        $31,274        $140,819
    Investment Securities                       2,813           6,541           8,849         19,229         16,964          54,396
    Federal Funds Sold                          4,624               -               -              -              -           4,624
    Interest-Bearing Balances -
       in Other Depository Institutions           206               -               -              -              -             206
                                              -------        --------        --------        -------        -------        --------
          Total                               $44,135        $ 22,383        $ 41,180        $44,109        $48,238        $200,045
                                              =======        ========        ========        =======        =======        ========

Interest-Bearing Liabilities:
    Savings Deposits                          $ 3,257        $  3,257        $ 10,073        $10,073        $13,431        $ 40,092
    Checking Deposits                           2,107           2,107           6,514          6,514          8,686          25,927
    Time Deposits                              23,050          40,449          25,300          7,983              -          96,782
    Short Term Borrowings                         483             483           1,494          1,494          1,992           5,946
    Long Term Debt                                  -           2,015           1,243          2,129          2,332           7,719
                                              -------        --------        --------        -------        -------        --------
          Total                               $28,897        $ 48,311        $ 44,624        $28,193        $26,440        $176,466
                                              =======        ========        ========        =======        =======        ========

Interest Rate
    Sensitivity Gap                           $15,238        $(25,928)       $ (3,444)       $15,916        $21,798        $ 23,579
Cumulative Interest Rate
    Sensitivity Gap                            15,238         (10,690)        (14,135)         1,781         23,579
Cumulative Interest Rate
    Sensitivity Gap as a
    Percentage of Total
    Interest-Earning Assets                     7.62%           -5.34%          -7.07%          0.89%         11.79%

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 COMBANC, INC.

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2002 and 2001

                          COMBANC, INC. AND SUBSIDIARY
                           DECEMBER 31, 2002 AND 2001


CONTENTS



    INDEPENDENT ACCOUNTANTS' REPORT.........................................34



    CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets......................................................35

        Statements of Income................................................36

        Statements of Shareholders' Equity..................................37

        Statements of Cash Flows............................................38

        Notes to Financial Statements.......................................39

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Stockholders and
Board of Directors
ComBanc, Inc.
Delphos, Ohio


We have audited the accompanying consolidated balance sheets of ComBanc, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


BKD, LLP

Cincinnati, Ohio
January 30, 2003

                                  COMBANC, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                 2002                       2001
                                                                             -------------             -------------
ASSETS

        Cash and due from banks                                              $  12,095,880             $   6,509,530
        Federal funds sold                                                       4,624,000                 9,677,000
        Interest-bearing demand deposits                                           205,261                   201,892
                                                                             -------------             -------------
           Cash and cash equivalents                                            16,925,141                16,388,422
        Investment securities, available for sale                               54,396,182                37,583,984
        Loans held for sale                                                        728,483                 1,783,675
        Loans, net of allowance for loan losses of $2,049,855 and
         $1,814,681                                                            138,040,877               154,574,912
        Premises and equipment                                                   4,688,849                 4,893,468
        Federal Reserve and Federal Home Loan Bank stock                         1,790,800                 1,693,700
        Interest receivable                                                        949,640                 1,350,893
        Other assets                                                               510,505                   708,395
                                                                             -------------             -------------

               Total assets                                                  $ 218,030,477             $ 218,977,449
                                                                             =============             =============
LIABILITIES

        Deposits
           Noninterest bearing                                               $  16,089,113             $  17,282,498
           Interest bearing                                                    162,801,348               162,374,170
                                                                             -------------             -------------
               Total deposits                                                  178,890,461               179,656,668
        Short-term borrowings                                                    5,946,334                 3,976,944
        Long-term debt                                                           7,719,384                 9,791,256
        Interest payable                                                           571,707                   983,676
        Other liabilities                                                          552,119                   629,159
                                                                             -------------             -------------

               Total liabilities                                               193,680,005               195,037,703
                                                                             -------------             -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

        Common stock, no par value
           Authorized -- 5,000,000 shares
           Issued -- 2,376,000 shares
           Outstanding -- 2,211,014 and 2,251,391 shares                         1,237,500                 1,237,500
        Paid-in capital                                                          1,512,500                 1,512,500
        Retained earnings                                                       23,371,495                22,858,846
        Accumulated other comprehensive income                                     945,817                   415,780
        Treasury stock, at cost -- 164,986 and 124,609 shares                   (2,716,840)               (2,084,880)
                                                                             -------------             -------------

               Total shareholders' equity                                       24,350,472                23,939,746
                                                                             -------------             -------------
                                                                             $ 218,030,477             $ 218,977,449
                                                                             =============             =============
               Total liabilities and shareholders' equity


See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                           2002                    2001                   2000
                                                        ---------------------------------------------------------
INTEREST INCOME
    Loans receivable                                    $10,469,007            $13,759,074            $14,236,390
    Investment securities
       Taxable                                            1,619,031              1,728,750              2,134,628
       Tax exempt                                           656,975                591,066                596,770
    Federal funds sold                                      276,839                356,546                 38,281
    Deposits with financial institutions                        815                  1,063                    995
                                                        -----------            -----------            -----------

           Total interest income                         13,022,667             16,436,499             17,007,064
                                                        -----------            -----------            -----------

INTEREST EXPENSE
    Deposits                                              4,619,285              7,159,348              6,919,127
    Short-term borrowings                                    63,006                412,174                368,194
    Long-term debt                                          536,078                861,200              1,299,748
                                                        -----------            -----------            -----------

           Total interest expense                         5,218,369              8,432,722              8,587,069
                                                        -----------            -----------            -----------

NET INTEREST INCOME                                       7,804,298              8,003,777              8,419,995
    Provision for loan losses                               975,000                790,200                420,000
                                                        -----------            -----------            -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                 6,829,298              7,213,577              7,999,995
                                                        -----------            -----------            -----------

OTHER INCOME
    Service charges on deposit accounts                     483,774                484,356                421,538
    Net realized gains on sales of
      available-for-sale securities                           8,416                     --                     --
    Gain on sale of loans                                   242,091                368,049                     --
    Other income                                            437,876                254,151                178,754
                                                        -----------            -----------            -----------

           Total other income                             1,172,157              1,106,556                600,292
                                                        -----------            -----------            -----------

OTHER EXPENSES
    Salaries and employee benefits                        3,049,302              2,879,048              2,837,166
    Net occupancy expenses                                  384,888                306,709                261,661
    Equipment expenses                                      313,845                235,700                197,448
    Data processing fees                                    369,340                317,226                263,110
    Advertising                                             137,426                168,942                168,019
    Printing and office supplies                            177,978                174,837                155,607
    Legal and professional fees                             244,770                393,692                332,262
    Dues and memberships                                    245,064                245,033                215,431
    State taxes                                             231,881                245,622                182,176
    Other expenses                                          669,022                694,979                637,927
                                                        -----------            -----------            -----------

           Total other expenses                           5,823,516              5,661,788              5,250,807
                                                        -----------            -----------            -----------

INCOME BEFORE INCOME TAX                                  2,177,939              2,658,345              3,349,480
    Income tax expense                                      552,611                725,155              1,000,462
                                                        -----------            -----------            -----------

NET INCOME                                              $ 1,625,328            $ 1,933,190            $ 2,349,018
                                                        ===========            ===========            ===========

EARNINGS PER SHARE                                      $       .73            $       .85            $      1.01

WEIGHTED-AVERAGE SHARES OUTSTANDING                       2,226,505              2,280,383              2,330,415




See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                        ACCUMULATED
                                                                                           OTHER
                                       COMMON     PAID-IN    COMPREHENSIVE   RETAINED   COMPREHENSIVE  TREASURY
                                        STOCK     CAPITAL       INCOME      EARNINGS       INCOME       STOCK         TOTAL
                                        -----     -------       ------      --------       ------       -----         -----
      BALANCES, JANUARY 1, 2000      $ 1,237,500  $1,512,500              $ 20,833,236   $(532,818) $  (577,566)   $22,472,852
          Comprehensive income
             Net income                                      $2,349,018      2,349,018                               2,349,018
             Other comprehensive
                income, net of
                tax
                Unrealized
                gains on
                securities                                      665,246                    665,246                     665,246
                                                             ----------
          Comprehensive income                               $3,014,264
                                                             ==========
          Cash dividends ($.48
            per share)                                                      (1,117,603)                             (1,117,603)
          Purchase of treasury
            stock                                                                                      (605,373)      (605,373)
                                     -----------  ----------              ------------   ---------  -----------    -----------

      BALANCES, DECEMBER 31, 2000      1,237,500   1,512,500                22,064,651     132,428   (1,182,939)    23,764,140
          Comprehensive income
             Net income                                      $1,933,190      1,933,190                               1,933,190
             Other comprehensive
                income, net of
                tax
                Unrealized
                gains on
                securities                                      283,352                    283,352                     283,352
                                                             ----------
          Comprehensive income                               $2,216,542
                                                             ==========
          Cash dividends ($.50
            per share)                                                      (1,138,995)                             (1,138,995)
          Purchase of treasury
            stock                                                                                      (901,941)      (901,941)
                                     -----------  ----------              ------------   ---------  -----------    -----------

      BALANCES, DECEMBER 31, 2001      1,237,500   1,512,500                22,858,846     415,780   (2,084,880)    23,939,746
          Comprehensive income
             Net income                                      $1,625,328      1,625,328                               1,625,328
             Other comprehensive
                income, net of
                tax
                 Unrealized
                    gains on
                    securities                                  530,037                    530,037                     530,037
                                                             ----------
         Comprehensive income                                $2,155,365
                                                             ==========
          Cash dividends ($.50
            per share)                                                      (1,112,679)                             (1,112,679)
          Purchase of treasury
            stock                                                                                      (631,960)      (631,960)
                                     -----------  ----------              ------------   ---------  -----------    -----------

      BALANCES, DECEMBER 31, 2002    $ 1,237,500  $1,512,500              $ 23,371,495   $ 945,817  $(2,716,840)   $24,350,472
                                     ===========  ==========              ============   =========  ===========    ===========

See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                    2002                   2001                  2000
                                                              ----------------------------------------------------------
    OPERATING ACTIVITIES
        Net income                                            $  1,625,328           $  1,933,190           $  2,349,018
        Items not requiring (providing) cash
           Provision for loan losses                               975,000                790,200                420,000
           Depreciation and amortization                           408,487                270,804                224,638
           Deferred income tax                                      38,000                (24,000)               246,000
           Investment securities amortization
              (accretion), net                                      95,003                 23,472                (11,529)
           Investment securities gains                              (8,416)                    --                     --
           (Gain) loss on sale of equipment                         23,698                     --                 (2,970)
           FHLB stock dividends                                    (97,100)               (84,300)              (101,600)
           Loans held for sale                                   1,055,192             (1,783,675)                    --
           Net change in
             Interest receivable                                   401,253                482,178               (253,621)
             Interest payable                                     (411,969)              (116,693)               236,294
             Other assets                                          197,890               (297,073)               125,169
             Other liabilities                                    (388,090)               157,102               (264,830)
                                                              ------------           ------------           ------------

               Net cash provided by operating                    3,914,276              1,351,205              2,966,569
                  activities                                  ------------           ------------           ------------

    INVESTING ACTIVITIES
        Purchases of securities available for sale             (32,775,427)           (17,160,699)              (207,342)
        Proceeds from maturities of securities
          available for sale                                    16,061,194             20,242,332              5,762,760
        Proceeds from sales of securities available
          for sale                                                 618,535                     --                     --
        Net change in loans                                     15,559,035             12,833,442             (8,492,544)
        Proceeds from sale of equipment                             35,058                     --                  6,000
        Purchases of premises and equipment                       (262,624)            (2,493,010)              (567,963)
        Purchases of FHLB stock                                         --                     --               (236,200)
                                                              ------------           ------------           ------------

               Net cash provided (used) by investing
                  activities                                      (764,229)            13,422,065             (3,735,289)
                                                              ------------           ------------           ------------

    FINANCING ACTIVITIES
        Net change in
           Noninterest-bearing, interest-bearing
              demand and savings deposits                        7,683,519              2,499,501              1,972,496
           Certificates and other time deposits                 (8,449,726)              (925,143)             6,389,724
           Short-term borrowings                                 1,969,390             (5,281,663)            (8,294,874)
        Proceeds of long-term debt                               2,894,390              3,500,000              3,670,000
        Repayment of long-term debt                             (4,966,262)            (4,093,419)              (829,072)
        Cash dividends                                          (1,112,679)            (1,138,995)            (1,117,603)
        Purchase of stock                                         (631,960)              (901,941)              (605,373)
                                                              ------------           ------------           ------------

               Net cash provided (used) by financing
                  activities                                    (2,613,328)            (6,341,660)             1,185,298
                                                              ------------           ------------           ------------
    NET CHANGE IN CASH AND CASH EQUIVALENTS                        536,719              8,431,610                416,578
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                16,388,422              7,956,812              7,540,234
                                                              ------------           ------------           ------------
    CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 16,925,141           $ 16,388,422           $  7,956,812
                                                              ============           ============           ============
    ADDITIONAL CASH FLOWS INFORMATION
        Interest paid                                         $  5,630,338           $  8,549,415           $  8,350,775
        Income tax paid                                            445,000                946,000              1,000,325



See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)



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

        The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Allen County, Ohio and surrounding counties. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

    CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions.

    USE OF ESTIMATES

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

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)



    INVESTMENT SECURITIES

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

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)


    ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

    PREMISES AND EQUIPMENT

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

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)


    FEDERAL RESERVE AND FEDERAL HOME LOAN BANK STOCK

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

    MORTGAGE SERVICING RIGHTS

        Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

    TREASURY STOCK

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

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)



NOTE 2: RESTRICTION ON CASH AND DUE FROM BANKS

        The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002 was $1,069,000.

NOTE 3: INVESTMENT SECURITIES

                                                                             2002
                                                                     GROSS               GROSS
                                                   AMORTIZED       UNREALIZED         UNREALIZED          FAIR
                                                     COST            GAINS              LOSSES           VALUE
                                              -------------------------------------------------------------------
           Available for sale
               Federal agencies               $        5,493    $          114    $           (2)  $        5,605
               State and municipal                    11,895               650                             12,545
               Mortgage-backed
                 securities                           35,575               674                (3)          36,246
                                              --------------    --------------    --------------   --------------
                  Total investment
                     securities               $       52,963    $        1,438    $           (5)  $       54,396
                                              ==============    ==============    ==============   ==============

                                                                             2001
                                                                     GROSS               GROSS
                                                   AMORTIZED       UNREALIZED         UNREALIZED          FAIR
                                                     COST            GAINS              LOSSES           VALUE
                                              -------------------------------------------------------------------
           Available for sale
               Federal agencies               $        9,752    $          198    $          (15)  $        9,935
               State and municipal                    12,613               290               (61)          12,842
               Mortgage-backed
                 securities                           14,589               223                (5)          14,807
                                              --------------    --------------    --------------   --------------
                  Total investment
                     securities               $       36,954    $          711    $          (81)  $       37,584
                                              ==============    ==============    ==============   ==============

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)



        The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                       AVAILABLE FOR SALE
                                                 AMORTIZED
                                                   COST           FAIR VALUE
                                            -----------------------------------
           Within one year                  $          1,624   $          1,680
           One to five years                           4,808              4,987
           Five to ten years                           7,168              7,502
           After ten years                             3,788              3,981
                                            ----------------   ----------------
                                                      17,388             18,150
           Mortgage-backed securities                 35,575             36,246
                                            ----------------   ----------------

                  Totals                    $         52,963   $         54,396
                                            ================   ================

        Securities with a carrying value of $23,925,000 and $22,515,000, and fair value of $24,770,000 and $22,932,000, were pledged at December 31, 2002 and 2001 to secure certain deposits and for other purposes as permitted or required by law.

        Proceeds from sales of securities available for sale during 2002 were $618,535. Gross gains of $8,416 were realized on those sales. The tax expense for net gains on security transactions for 2002 was $2,861.

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)


NOTE 4:    LOANS AND ALLOWANCE

                                                                     2002               2001
                                                                   ---------        ---------

        Commercial and industrial loans                            $  16,588        $  19,473
        Real estate loans (includes $4,627,000 and $4,600,000
           secured by farmland)                                       99,890          107,006
        Construction loans                                             7,542            9,827
        Agricultural production financing and other loans to
           farmers                                                     2,302            2,553
        Individuals' loans for household and other personal
           expenditures                                               12,418           16,192
        Tax-exempt loans                                               1,340            1,272
        Other loans                                                       11               67
                                                                   ---------        ---------

                                                                     140,091          156,390
        Allowance for loan losses                                     (2,050)          (1,815)
                                                                   ---------        ---------

               Total loans                                         $ 138,041        $ 154,575
                                                                   =========        =========



                                                 2002             2001              2000
                                                -------          -------          -------
        Allowance for loan losses
            Balances, January 1                 $ 1,815          $ 1,331          $ 1,832
            Provision for losses                    975              790              420
            Recoveries on loans                     695              523               65

            Loans charged off                    (1,435)            (829)            (986)
                                                -------          -------          -------

            Balances, December 31               $ 2,050          $ 1,815          $ 1,331
                                                =======          =======          =======

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)


        Information on impaired loans is summarized below.


                                                                2002               2001                2000
                                                           ---------------   ---------------   ---------------
           Impaired loans with an allowance                $         2,062   $         2,046   $           847
           Impaired loans for which the
              discounted cash flows or collateral
              value exceeds the carrying value of
              the loan                                               7,496             2,238               488
                                                           ---------------   ---------------   ---------------

                  Total impaired loans                     $         9,558   $         4,284   $         1,335
                                                           ===============   ===============   ===============

           Allowance for impaired loans (included in
              the Company's allowance for loan
              losses)                                      $           377   $           651   $           510
                                                           ===============   ===============   ===============


                                                                  2002               2001                2000
                                                           ---------------   ---------------   ---------------

           Average balance of impaired loans               $         9,689   $         4,352   $         1,366
           Interest income recognized on impaired
              loans                                                    209               102                59
           Cash-basis interest included above                          219                90                 5


        At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $766,000 and $2,810,000, respectively. Non-accruing loans at December 31, 2002 and 2001 were $9,065,000 and $3,455,000, respectively.



NOTE 5:    PREMISES AND EQUIPMENT


                                                     2002             2001
                                                 -------------    ------------
           Land and improvements                 $         481    $        481
           Buildings                                     4,769           4,664
           Equipment                                     2,661           2,516
                                                 -------------    ------------

                  Total cost                             7,911           7,661
           Accumulated depreciation                     (3,222)         (2,858)
           Construction in process                          --              90
                                                 -------------    ------------

                  Net                            $       4,689    $      4,893
                                                 =============    ============

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



NOTE 6:    LOAN SERVICING

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $45,691,497 and $21,572,228 at December 31, 2002 and 2001, respectively.

        The aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 and 2001 totaled $302,657 and $242,625. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.


                                                        2002           2001
                                                     ----------     ---------

           Mortgage Servicing Rights
               Balances, beginning of year           $  239,877     $      --
               Servicing rights capitalized             256,428       239,877
               Amortization of servicing rights         (71,576)           --
                                                     ----------     ---------
                                                        424,729       239,877
               Valuation allowance                     (122,072)           --
                                                     ----------     ---------

               Balances, end of year                 $  302,657     $ 239,877
                                                     ==========     =========



        Activity in the valuation allowance for mortgage servicing rights was as follows:


                                                        2002           2001
                                                     ----------     ---------

           Balance, beginning of year                $       --     $      --
               Additions                                122,072            --
               Reductions                                    --            --
               Direct write downs                            --            --
                                                     ----------     ---------

           Balance, end of year                      $  122,072     $       0
                                                     ==========     =========

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



NOTE 7:    DEPOSITS


                                                                                2002         2001
                                                                              ---------   ---------
           Demand deposits                                                    $  42,017   $  40,071
           Savings deposits                                                      40,091      34,353
           Certificates and other time deposits of $100,000 or more              20,788      23,619
           Other certificates and time deposits                                  75,994      81,614
                                                                              ---------   ---------

                  Total deposits                                              $ 178,890   $ 179,657
                                                                              =========   =========

           Certificates and other time deposits maturing in years
              ending December 31
               2003                                                           $  62,531
               2004                                                              17,354
               2005                                                               8,914
               2006                                                               6,835
               2007                                                               1,148
                                                                              ---------

                                                                              $  96,782
                                                                              =========




NOTE 8:    SHORT-TERM BORROWINGS


                                                                                 2002        2001
                                                                              ---------   ---------
           Federal Home Loan Bank advances                                    $      --   $     925
           Securities sold under repurchase agreements                            5,946       3,052
                                                                              ---------   ---------

                  Total short-term borrowings                                 $   5,946   $   3,977
                                                                              =========   =========


        Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by federal agencies, mortgage-backed securities, and municipal bonds and such collateral is held by the Federal Reserve Bank and Fifth Third Bank. The maximum amount of outstanding agreements at any month-end during 2002 and 2001 totaled $6,317,564 and $4,481,000 and the daily average of such agreements totaled $4,311,401 and $3,504,903. The agreements at December 31, 2002, mature daily.

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)


NOTE 9:    LONG-TERM DEBT


                                                                       2002        2001
                                                                    ---------   ---------
           Federal Home Loan Bank advances, variable rates
              ranging from 4.56% to 7.08%, due at various
              dates through July, 2020                              $      --   $   1,900
           Federal Home Loan Bank advances, fixed rates
              ranging from 4.56% to 7.55%, due at various
              dates through July, 2014                                  7,719       7,891
                                                                    ---------   ---------

                  Total long-term debt                              $   7,719   $   9,791
                                                                    =========   =========


        The terms of a security agreement with the FHLB require the Bank to pledge as collateral qualifying first mortgage loans in an amount equal to 150 percent of FHLB advances. Advances are subject to restrictions or penalties in the event of repayment.


           Maturities in years ending December 31
               2003                                                 $   3,028
               2004                                                     1,504
               2005                                                       841
               2006                                                       367
               2007                                                       103
               Thereafter                                               1,876
                                                                    ---------

                                                                    $   7,719
                                                                    =========

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)





NOTE 10:   INCOME TAX


                                                              2002     2001        2000
                                                            -------   -------    --------
           Income tax expense
               Currently payable
                  Federal                                   $   492   $   724    $    736
                  State                                          23        25          18
               Deferred                                          38       (24)        246
                                                            -------   -------    --------

                     Total income tax expense               $   553   $   725    $  1,000
                                                            =======   =======    ========

           Reconciliation of federal statutory to
              actual tax expense
               Federal statutory income tax at 34%          $   740   $   904    $  1,139
               Tax exempt interest                             (222)     (190)       (186)
               Nondeductible expenses                             7         3           3
               Effect of state income taxes                      15        16          12
               Other                                             13        (8)         32
                                                            -------   -------    --------

                  Actual tax expense                        $   553   $   725    $  1,000
                                                            =======   =======    ========



        A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:


                                                              2002       2001
           ASSETS
               Allowance for loan losses                    $    435   $    369
               Deferred compensation                              37         32
                                                            --------   --------

                  Total assets                                   472        401
                                                            --------   --------

           LIABILITIES
               Depreciation                                     (135)       (78)
               Mortgage servicing rights                        (103)       (82)
               Accretion of investment discounts                 (20)       (15)
               FHLB stock dividend basis difference             (140)      (114)
               Unrealized gain on securities                    (487)      (214)
                                                            --------   --------

                  Total liabilities                             (885)      (503)
                                                            --------   --------

                                                            $   (413)  $   (102)
                                                            ========   ========

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)


NOTE 11:   OTHER COMPREHENSIVE INCOME

        Other comprehensive income components and related taxes were as follows:


                                                             2002       2001      2000
                                                           --------   -------   --------
           Unrealized gains on securities available
              for sale                                     $    811   $   429   $  1,008
           Reclassification for realized amount
              included in income                                  8        --         --
                                                           --------   -------   --------
                  Other comprehensive income, before
                     tax effect                                 803       429      1,008
           Tax benefit                                         (273)     (146)      (343)
                                                           --------   -------   --------

                  Other comprehensive income               $    530   $   283   $    665
                                                           ========   =======   ========





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

        Financial instruments whose contract amount represents credit risk as of December 31 were as follows:


                                                      2002         2001
                                                    --------     --------

           Commitments to extend credit             $ 21,278     $ 15,447
           Standby letters of credit                     665          829

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



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

        The Bank had federal funds sold to Great Lakes Bankers Bank in the amount of $8,973,000 and $9,677,000 at December 31, 2002 and 2001.

        The Bank committed to purchase an investment security on a when-issued basis on November 26, 2002 in the amount of $1,500,000. The trade settled on January 28, 2003.

        The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.



NOTE 13:   DIVIDEND AND CAPITAL RESTRICTIONS

        Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding net income (as defined) for the current year plus retained net income for the previous two years. The Bank normally restricts dividends to a lesser amount because of the need to maintain an adequate capital structure. At December 31, 2002, total shareholder's equity of the Bank was $16,920,799, of which approximately $355,000 was potentially available for distribution to the Company.

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



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

        There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2002 and 2001, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2002 that management believes have changed the Bank's classification.

        The Bank's actual and required capital amounts and ratios are as follows. The Company's capital amounts and ratios do not differ significantly from the Bank's.




                                                                    REQUIRED FOR          TO BE WELL
                                                    ACTUAL        ADEQUATE CAPITAL(1)    CAPITALIZED(1)

                                                AMOUNT    RATIO     AMOUNT   RATIO    AMOUNT      RATIO
                                                ------    -----     ------   -----    ------      -----
           AS OF DECEMBER 31, 2002
           Total capital(1)(to
              risk-weighted assets)           $ 24,680    17.8%   $ 11,100    8.0%   $ 13,875     10.0%
           Tier I capital(1)(to
              risk-weighted assets)             15,945    11.5       5,550    4.0       8,325      6.0
           Tier I capital(1)(to average
              assets)                           15,945     7.4       8,677    4.0      10,847      5.0

           AS OF DECEMBER 31, 2001
           Total capital(1)(to
              risk-weighted assets)           $ 25,292    16.9%   $ 11,985    8.0%   $ 14,981     10.0%
           Tier I capital(1)(to
              risk-weighted assets)             15,620    10.5       5,977    4.0       8,965      6.0
           Tier I capital(1)(to average
              assets)                           15,620     6.7       9,361    4.0      11,702      5.0
           (1) As defined by regulatory
              agencies

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



NOTE 15:   EMPLOYEE BENEFIT PLANS

        The Company has a non-contributory money purchase profit-sharing plan covering substantially all employees. The amount of the contribution is determined annually by the Board of Directors. The Company's expense for the plan was $231,203, $267,732 and $270,026 for 2002, 2001, and 2000,
        respectively.



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

        The aggregate amount of loans, as defined, to such related parties were as follows:


           Balances, January 1, 2002                             $  1,037
           Changes in composition of related parties                  878
           New loans, including renewals                               78
           Payments, etc., including renewals                        (218)
                                                                 --------

           Balances, December 31, 2002                           $  1,775
                                                                 ========



NOTE 17:   FAIR VALUES OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:


    CASH AND CASH EQUIVALENTS

        The fair value of cash and cash equivalents approximates carrying value.


    SECURITIES AND MORTGAGE-BACKED SECURITIES

        Fair values are based on quoted market prices.

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



    LOANS

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


    INTEREST RECEIVABLE/PAYABLE

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


    FEDERAL HOME LOAN BANK ADVANCES

        The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt


    SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

        Securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 2002 and 2001, approximate market rates, thus the fair value approximates carrying value.

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)


    OFF-BALANCE SHEET COMMITMENTS

        Commitments include commitments to purchase and originate mortgage loans, commitments to sell mortgage loans, and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

        The estimated fair values of the Company's financial instruments are as follows:


                                                                   2002                            2001
                                                         CARRYING         FAIR           CARRYING          FAIR
                                                          AMOUNT          VALUE           AMOUNT          VALUE
                                                          ------          -----           ------          -----
           ASSETS
               Cash and cash equivalents                 $ 16,925       $  16,925       $  16,388       $  16,388
               Investment securities available
                 for sale                                  54,396          54,396          37,584          37,584
               Loans including loans held for
                 sale, net                                138,769         144,131         156,359         159,626
               Interest receivable                            950             950           1,351           1,351
               Stock in FRB and FHLB                        1,791           1,791           1,694           1,694
           LIABILITIES
               Deposits                                   178,890         180,426         179,657         181,460
               Short-term borrowings                        5,946           5,946           3,977           3,977
               Long-term debt                               7,719           7,916           9,791           9,841
               Interest payable                               572             572             984             984



NOTE 18:   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                                                                  2002       2001
                                                               ---------   --------
           ASSETS
               Cash and due from banks                          $    467   $      5
               Investment in common stock of subsidiary           16,921     16,067
               Receivable from subsidiary                          7,000      8,000
                                                                --------   --------

                  Total assets                                  $ 24,388   $ 24,072
                                                                ========   ========

           LIABILITIES
               Other liabilities                                $     38   $    132
           SHAREHOLDERS' EQUITY                                   24,350     23,940
                                                                --------   --------

                  Total liabilities and shareholders' equity    $ 24,388   $ 24,072
                                                                ========   ========

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)




                         CONDENSED STATEMENTS OF INCOME



                                                                2002          2001         2000
                                                           ------------   -----------   -----------
           INCOME
               Dividends from subsidiary                   $      1,113   $     1,701   $     1,513
               Interest income                                      385           400           400
                                                           ------------   -----------   -----------

                  Total income                                    1,498         2,101         1,913
                                                           ------------   -----------   -----------
           EXPENSES
               Other expenses                                        75            72           112
                                                           ------------   -----------   -----------

           INCOME BEFORE INCOME TAX AND EQUITY IN
              UNDISTRIBUTED INCOME OF SUBSIDIARY                  1,423         2,029         1,801

           INCOME TAX EXPENSE                                       121           128           110
                                                           ------------   -----------   -----------

           INCOME BEFORE EQUITY IN UNDISTRIBUTED
              INCOME OF SUBSIDIARY                                1,302         1,901         1,691

           EQUITY IN UNDISTRIBUTED INCOME OF
              SUBSIDIARY                                            323            32           658
                                                           ------------   -----------   -----------

           NET INCOME                                      $      1,625   $     1,933   $     2,349
                                                           ============   ===========   ===========

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                2002         2001          2000
                                                           -----------   -----------   -----------
           OPERATING ACTIVITIES
               Net income                                  $     1,625   $     1,933   $     2,349
               Adjustments to reconcile net income
                 to net cash provided by operating
                 activities                                       (418)           80          (621)
                                                           -----------   -----------   -----------

                  Net cash provided by operating
                     activities                                  1,207         2,013         1,728
                                                           -----------   -----------   -----------

           INVESTING ACTIVITIES--proceeds from
              subsidiary for receivable                          1,000            --            --
                                                           -----------   -----------   -----------

           FINANCING ACTIVITIES
               Purchase of treasury stock                         (632)         (902)         (605)
               Cash dividends                                   (1,113)       (1,139)       (1,117)
                                                           -----------   -----------   -----------

                  Net cash used by financing
                     activities                                 (1,745)       (2,041)       (1,722)
                                                           -----------   -----------   -----------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                 462           (28)            6

           CASH AND CASH EQUIVALENTS AT BEGINNING OF
              YEAR                                                   5            33            27
                                                           -----------   -----------   -----------

           CASH AND CASH EQUIVALENTS AT END OF YEAR
                                                           $       467   $         5   $        33
                                                           ===========   ===========   ===========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                      (Table Dollar Amounts in Thousands)



NOTE 19:   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                              PROVISION      SECURITY
                                   INTEREST      INTEREST      FOR LOAN        GAINS         NET         EARNINGS
                                    INCOME       EXPENSE        LOSSES       (LOSSES)       INCOME      PER SHARE
                                  -----------   -----------   -----------   ---------     -----------   ---------
           2002
           First Quarter          $     3,430   $     1,468   $       150   $        --   $       473   $     .21
           Second Quarter               3,342         1,342           200            --           418         .19
           Third Quarter                3,179         1,266           150            --           460         .21
           Fourth Quarter               3,072         1,142           475             8           274         .12

           2001
           First Quarter          $     4,311   $     2,285   $       135   $        --   $       539   $     .23
           Second Quarter               4,326         2,189           135            --           583         .26
           Third Quarter                4,203         2,124           370            --           337         .15
           Fourth Quarter               3,596         1,835           150            --           474         .21

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

Name (Age)                               Principal
                                         Occupation

Rebecca L. Minnig (46)                   1989 - V.P., Cashier, and
                                         Security Officer
                                         1992 - Senior V.P. Operations
                                         1998 -- Senior V.P. Operations and
                                         Corporate Secretary

Kathleen A. Miller (42)                  1990 - Controller
                                         1997 - Vice President, CFO and
                                         Systems Manager
                                         1999 -- Senior Vice President, CFO and
                                         Systems Manager
                                         2002 -- Senior Vice President, CIO and
                                         Systems Manager

EXECUTIVE OFFICERS OF REGISTRANT


      Name                  Age           Position and Office Held with ComBanc, Inc.               Officer Since
      ----                  ---           -------------------------------------------               -------------
Paul G. Wreede              52            Chairman of the Board                                         1975
                                          President and Chief Executive Officer

Ronald R. Elwer             49            Executive Vice President                                      1976

Rebecca L. Minnig           46            Senior Vice President Operations and                          1979
                                          Corporate Secretary

Kathleen A. Miller          42            Senior Vice President, Chief Information Officer, and         1990
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

         Kathleen A. Miller has been Chief Information Officer since 2002, has been Senior Vice President and Systems Manager of the Company since 1999, Chief Financial Officer of the Company from 1998 to 2002 and of the Bank from 1997 to 2002, Vice President and Systems Manager of the Company in 1998 and of the Bank since 1997, and was Controller of the Bank from 1990 to 1997.

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

                                     PART IV


ITEM 14 -- EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)    (1) Financial Statements.
                    For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Consolidated Financial Statements" in Item 8 Consolidated Financial Statements and Supplementary Data at page 31.
                    (2) Financial Statement Schedules.
                    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
                    (3)  Exhibits.
                    Exhibits filed with this annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 67.

             (b)    Reports on Form 8-K.
                    There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

             (c)    Exhibits.
                    Exhibits filed with this Annual Report on Form 10-K are attached hereto.
                    See "Exhibit Index" at page 67.

             (d)    Financial Statement Schedules.

                    None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ComBanc, Inc.




Date:        February 21, 2003                 By:     /s/ Paul G. Wreede
                                                       ------------------
                                                       Paul G. Wreede,
                                                       President & CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                             Date                                   Capacity
         ----                             ----                                   --------
/s/ Paul G. Wreede
---------------------------
Paul G. Wreede                     February 21, 2003            Chairman, President and CEO and Director

/s/ Ronald R. Elwer
---------------------------
Ronald R. Elwer                    February 21, 2003            Executive Vice President and Director

/s/ Richard R. Thompson
---------------------------
Richard R. Thompson                February 21, 2003            Director

/s/ Dwain I. Metzger
---------------------------
Dwain I. Metzger                   February 21. 2003            Director

/s/ C. Stanley Strayer
---------------------------
C. Stanley Strayer                 February 21, 2003            Director

/s/ Jason R. Thornell
---------------------------
Jason R. Thornell                  February 21, 2003            Principal Financial Officer - Controller

                                 CERTIFICATIONS

I, Jason R. Thornell, Controller of the Company, certify that:

     1.  I have reviewed this annual report on Form 10-K of ComBanc, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 21, 2003
                                                       /s/ Jason R. Thornell
                                                       ----------------------
                                                          Jason R. Thornell
                                                             Controller

                                 CERTIFICATIONS

I, Paul G. Wreede, President and CEO of the Company, certify that:

     1.  I have reviewed this annual report on Form 10-K of ComBanc, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -- 14 and 15d -- 14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  February 21, 2003
                                                           /s/ Paul G. Wreede
                                                           ---------------------
                                                               Paul G. Wreede
                                                             President and CEO

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002



                                  EXHIBIT INDEX


         The Exhibits listed below are filed herewith or incorporated by reference to other filings.

Exhibit No.       Description                                                                Page No.
-----------       -----------                                                                --------
      3.1         Amended and Restated Certificate of Incorporation                   Incorporated herein by
                             of the Company                                            reference to Registrant's
                                                                                       1998 Form 10-K dated
                                                                                       February 26, 1999, filed
                                                                                       March 1999 (Exhibit 3.1)

      3.2         Bylaws of the Company                                               Incorporated herein by
                                                                                       reference to Registrant's
                                                                                       1998 Form 10-K dated
                                                                                       February 26, 1999, filed
                                                                                       March 1999 (Exhibit 3.2)

     10.1         Merger Agreement by and between ComBanc, Inc.                       Incorporated herein by
                             and The Commercial Bank Dated                             reference to Registrant's
                             April 13, 1998                                            Form 8-K Dated
                                                                                       September 28, 1998
                                                                                       (Exhibit 10.1)

     21.1         Subsidiaries of the Company                                              68

     99.1         Certification Pursuant to 18 U.S.C. Section 1350, as adopted             69
                             pursuant to Section 906 of the Sarbanes-Oxley Act
                             of 2002.


     99.2         Certification Pursuant to 18 U.S.C. Section 1350, as adopted             70
                             pursuant to Section 906 of the Sarbanes-Oxley Act
                             of 2002.