Form 10-Q
period 2003-03-31
COMBANC INC
filed 2003-05-09
CIK 1071010

                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2003
                               -------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from                        to
                               -----------------------  ------------------------


                                  COMBANC, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        34-1853493
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


229 E. Second St., P. O. Box 429, Delphos, Ohio                   45833
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
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of April 23, 2003.

                            March 31, 2003 FORM 10-Q

                                TABLE OF CONTENTS


                                                                                           Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets                                           3

              Condensed Consolidated Statements of Income                                     4

              Condensed Consolidated Statements of Cash Flows                                 5

              Notes to Condensed Consolidated Financial Statements                            6

Item 2.       Management's Discussion and Analysis of Financial Condition                     8
                 and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                     13

Item 4.       Controls and Procedures                                                        13


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                              14

Item 6.       Exhibits and Reports on Form 8-K                                               14
              Signatures                                                                     15
              Certifications                                                                 16
              Exhibit 99.1                                                                   18
              Exhibit 99.2                                                                   19

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                 --------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                      March 31,          December 31,
                              ASSETS                                                    2003                2002
                                                                                  -----------------   -----------------
                                                                                     (unaudited)

Cash and Due from Banks                                                          $           7,483   $          12,301
Federal Funds Sold                                                                          10,285               4,624
                                                                                  -----------------   -----------------
    Cash and Cash Equivalents                                                               17,768              16,925
Investment Securities -
  Available for Sale                                                                        51,664              54,396
Loans Held for Resale                                                                        2,691                 728
Loans                                                                                      135,176             140,091
Allowance for Loan Losses                                                                   (3,610)             (2,050)
                                                                                  -----------------   -----------------
    Net Loans                                                                              131,566             138,041
Premises and Equipment                                                                       4,627               4,689
Other Assets                                                                                 3,855               3,251
                                                                                  -----------------   -----------------
    Total Assets                                                                 $         212,171   $         218,030
                                                                                  =================   =================

               LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Noninterest Bearing                                                            $          13,417   $          16,090
  Interest Bearing                                                                         160,499             162,801
                                                                                  -----------------   -----------------
    Total Deposits                                                                         173,916             178,891
Other Liabilities                                                                            1,127               1,123
Short Term Borrowings                                                                        6,160               5,946
Long Term Debt                                                                               7,460               7,720
                                                                                  -----------------   -----------------
    Total Liabilities                                                                      188,663             193,680
                                                                                  -----------------   -----------------
Commitments and Contingent Liabilities                                                           -                   -
Shareholders' Equity -
  Common Stock - No Par Value
  5,000,000 shares authorized, 2,376,000 issued
    and 2,211,014 and 2,211,014 outstanding                                                  1,237               1,237
  Capital Surplus                                                                            1,513               1,513
  Retained Earnings                                                                         22,524              23,371
  Accumulated Other Comprehensive Income                                                       951                 946
  Treasury Stock - 164,986 and 164,986 shares at cost                                       (2,717)             (2,717)
                                                                                  -----------------   -----------------
    Total Shareholders' Equity                                                              23,508              24,350
                                                                                  -----------------   -----------------
    Total Liabilities and Shareholders' Equity                                   $         212,171   $         218,030
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

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                   -----------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                        (unaudited)

                                                                                    2003            2002
                                                                                 ------------    ------------
Interest Income:
  Interest and Fees on Loans                                                    $      2,233    $      2,839
  Interest and Dividends on Investments -
     Taxable                                                                             445             370
     Tax-Exempt                                                                          147             163
  Interest on Federal Funds Sold                                                          20              58
  Interest on Balances due from Depository Institutions                                    -               -
                                                                                 ------------    ------------
       Total Interest Income                                                           2,845           3,430
                                                                                 ------------    ------------

Interest Expense:
  Interest on Deposits                                                                   835           1,304
  Interest on Short-Term Borrowings                                                       14              22
  Interest on Long-Term Debt                                                             114             142
                                                                                 ------------    ------------
       Total Interest Expense                                                            963           1,468
                                                                                 ------------    ------------
       Net Interest Income                                                             1,882           1,962
  Provision for Loan Losses                                                            1,730             150
                                                                                 ------------    ------------
Net Interest Income after Provision for Loan Losses                                      152           1,812

Other Income:
  Service Charges on Deposit Accounts                                                    128             113
  Gain on Sale of Loans                                                                  111              15
  Other Operating Income                                                                 171             125
                                                                                 ------------    ------------
       Total Other Income                                                                410             253
                                                                                 ------------    ------------

Other Expenses:
  Salaries and Employee Benefits                                                         815             721
  Net Occupancy                                                                          189             175
  Other Operating Expenses                                                               511             557
                                                                                 ------------    ------------
       Total Other Expenses                                                            1,515           1,453
                                                                                 ------------    ------------

Income - before Income Tax Expense                                                      (953)            612
  Income Tax Expense                                                                    (371)            139
                                                                                 ------------    ------------
Net Income                                                                      $       (582)   $        473
                                                                                 ============    ============
Earnings Per Share                                                              $      (0.26)   $       0.21
Cash Dividends Per Share                                                        $       0.12    $       0.12

  The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                  -------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                  For the Three Months
                                                                                                       March 31,
                                                                                           -----------------------------------
                                                                                                2003                2002
                                                                                           ----------------    ---------------
                                                                                                       (unaudited)
Cash Flows from Operating Activities:
  Net Income                                                                              $           (582)   $           473
  Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities -
    Depreciation and amortization                                                                      104                 97
    Provision for Loan Loss                                                                          1,730                150
    Federal Home Loan Bank stock Dividends                                                             (17)               (22)
    Investment securities amortization (accretion), Net                                                 77                 13
    Net Change in Loans Held for Resale                                                             (1,963)             1,195
    Net Change in
      Interest receivable                                                                              (59)               (58)
      Interest payable                                                                                  31                (57)
      Other assets                                                                                    (252)              (134)
      Other liabilities                                                                               (308)              (156)
                                                                                           ----------------    ---------------
      Net Cash Provided/(Used) by Operating Activities                                              (1,239)             1,501
                                                                                           ----------------    ---------------
Cash Flows from Investing Activities:
  Purchases of Securities Available for Sale/FHLB Stock                                             (4,054)            (4,097)
  Proceeds from Maturities of Securities
    Available for Sale                                                                               6,718              3,248
  Net Change in Loans                                                                                4,745              7,877
  Purchases of Premises and Equipment                                                                  (41)               (91)
                                                                                           ----------------    ---------------
      Net Cash Provided by Investing Activities                                                      7,368              6,937

Cash Flows from Financing Activities:
  Net change in Deposit Accounts                                                                    (4,975)               536
  Proceeds from Borrowing                                                                              214              1,242
  Repayment of Federal Home Loan Bank Advances                                                        (260)              (571)
  Dividends Paid                                                                                      (265)              (269)
  Purchase of Stock                                                                                     -                (237)
                                                                                           ----------------    ---------------
      Net Cash Provided/(Used) by Financing Activities                                              (5,286)               701
                                                                                           ----------------    ---------------
Net Change in Cash and Cash Equivalents                                                                843              9,139
Cash and Cash Equivalents -
  Beginning of Year                                                                                 16,925             16,389
                                                                                           ----------------    ---------------
  End of Period                                                                           $         17,768    $        25,528
                                                                                           ================    ===============

       The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


Note 1, Basis of Presentation

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2002 filed with the Securities and Exchange Commission.

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the three months ending March 31, 2003 and March 31, 2002 were 2,211,014 and 2,241,356 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $18,336,000 and $21,943,000 at March 31, 2003 and December 31, 2002.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC CONDITIONS. The Bank considers the allowance for loan losses of $3,610,000 adequate to cover losses

                          COMBANC INC. AND SUBSIDIARY


                            March 31, 2003 FORM 10-Q



inherent in the loan portfolios as of March 31, 2003. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

Note 5, Effect of Accounting Changes

On November 25, 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45) which expands on the accounting guidance of Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.

FIN No. 45, which is applicable to public and non-public entities, will significantly change current practice in the accounting for, and disclosure of, guarantees. Each guarantee meeting the characteristics described in FIN No. 45 is to be recognized and initially measured at fair value, which will be a change from current practice for most entities. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from current general practice.

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. There was no material impact of the adoption on the financial statements.

                          COMBANC INC. AND SUBSIDIARY


                            March 31, 2003 FORM 10-Q


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

FINANCIAL CONDITION

Total assets decreased 2.69% from $218,030,000 at December 31, 2002 to $212,171,000 at March 31, 2003. This is the result of a $4,915,000 decrease in loans and a $4,975,000 decrease in total deposits.

Federal Funds sold increased $5,661,000 or 122.43% from December 31, 2002 to $10,285,000 at March 31, 2003 while Cash and Due from Banks decreased $4,818,000 or 39.17% from $12,301,000 at December 31, 2002 to $7,483,000 at March 31, 2003.
Due to a clerical error at a correspondent bank on December 31, 2002, federal funds should have been $8,973,000 and Cash and Due from Banks were $7,952,000. The error was left unadjusted due to the external accountants' confirmation of the $4,624,000 in Federal Funds Sold. Although the confirmed balance was $4,624,000, interest was earned on the $8,973,000.

Investment securities decreased $2,732,000 from $54,396,000 at December 31, 2002 to $51,664,000 at March 31, 2003. This decrease is the result of the cash flows and prepayments from the Mortgage-backed securities and an U.S. Agency Bond being called within the investment portfolio.

Total gross loans decreased 3.51% or $4,915,000 from December 31, 2002 to $135,176,000 on March 31, 2003. Real estate loans decreased $2,107,000 or 1.96%
from year-end to March 31, 2003 due to a continued demand for lower interest rate mortgage loans. As these loans are refinanced, the bank chooses to sell these mortgages, with servicing retained, to the Federal Home Loan Mortgage Corporation in order to be able to offer competitive mortgage rates to consumers. Commercial loans decreased 8.75% or $1,452,000 from $16,588,000 at December 31, 2002 to $15,136,000 at March 31, 2003. This decrease is primarily due to the higher risk that these loans carry in a sluggish economy. As these loans were refinanced, they were priced above the competition to encourage a controlled amount of runoff. Consumer installment loans decreased 9.96% or $1,175,000 from $11,795,000 at December 31, 2002 primarily due to the desire to reduce indirect auto loans which tend to be of higher risk in nature.

The Allowance for Loan Losses, at March 31, 2003 was 2.67% of total loans compared to 1.46% at December 31, 2002. This $1,560,000 increase from December 31, 2002 is the result of a $1,730,000 provision and net charge offs of $170,000, increasing the Allowance for Loan Loss from $2,050,000 at December 31, 2002 to $3,610,000 at March 31, 2003. Due to a low coverage ratio of Allowance for Loan Losses (ALLL) to non accrual loans, 26% before an addition of $1,550,000 to the ALLL,

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q



management increased the provision by $1,550,000 improving the ratio to 45%. The addition of the $1,550,000 was also due to the continued high volume of $8,072,000 in nonaccrual loans that management continues to pursue legally. Of the $170,000 in net charge offs, $86,000 consisted of commercial and industrial loans, $54,000 consisted of consumer installment loans, and $30,000 consisted of construction and land development loans which are secured by real estate.

Total deposits decreased $4,975,000 or 2.78% from $178,891,000 on December 31, 2002 to $173,916,000 on March 31, 2003. Noninterest bearing deposits decreased $2,673,000 from December 31, 2002 to March 31, 2003, while interest-bearing deposits decreased $2,302,000 during the period. Time deposit balances decreased $3,059,000, while interest-bearing checking accounts decreased $298,000 and money market and savings accounts increased $1,055,000 during this period.

Short-term borrowings, which include Federal Home Loan Bank borrowings with original maturities of less than one year and repurchase agreements, increased $214,000 from December 31, 2002 to March 31, 2003. Of the $214,000 increase, Federal Home Loan Bank borrowings were unchanged while repurchase agreements increased $214,000. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $260,000 or 3.37% from December 31, 2002 to March 31, 2003.

Total shareholders equity decreased 3.46% or $842,000 to $23,508,000 from December 31, 2002 to March 31, 2003. Included in the overall decrease were a decrease in retained earnings of $582,000 as a result of a first quarter net loss, $265,000 in dividends and a $5,000 increase in Net Unrealized Gains on available for sale securities. No Treasury Stock was repurchased in the first quarter of 2003.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $80,000 for the three months ended March 31, 2003 from a year ago.

Total interest income decreased $585,000 to $2,845,000 from $3,430,000 for the three months ended March 31, 2003 over March 31, 2002. Interest and fees on loans decreased $606,000 or 21.35% over the same time last year. This decrease is due to the increased volume of real estate loans sold to FHLMC on the secondary market, the repricing of portfolio loans and two additional rate cuts by the Federal Reserve in 2002. Taxable investment income increased $75,000 or 20.27% for the first three months of 2003 for a total of $445,000 compared to $370,000 for the first three months of 2002. This increase is due to the $17,508,000 increase in Mortgage-backed securities from March 31, 2002 to March 31, 2003. Interest on Federal Funds sold decreased from $58,000 for the first quarter ended March 31, 2002 to $20,000 for the first quarter ended March 31, 2003. This decrease is also the result of the two interest rate cuts by the Federal Reserve in 2002 and a decrease in average balance of Federal Funds Sold of $7,200,000.

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q



Non-interest income increased $157,000 or 62.06% for the three months ended March 31, 2003 from March 31, 2002. The increase was due in part to a $96,000 increase in the gain on the sale of real estate loans to the secondary market, an increase in Service Charges on Deposit Accounts of $15,000, and an increase in other operating income of $46,000.

The provision for loan losses increased $1,580,000 for the three months ended March 31, 2003 compared to March 31, 2002. Management increased the provision for loan losses due to an increase in loan delinquencies. Due to local economic conditions, the increase in non-accrual loan balances of $4,814,000 and the charge-off of $194,000 management increased the provision by $1,580,000.

Total interest expense decreased 34.40% or $505,000 from $1,468,000 for the three months ended March 31, 2002 to $963,000 for the three months ended March 31, 2003. Interest on deposits decreased $469,000 or 35.97% compared to the first three quarters of 2002. This decrease is the result of a decrease in certificate interest rates during 2001 and 2002 as well as a $9,328,000 decrease in the volume of time deposits from a year ago. Interest on short term borrowings decreased $8,000 and long term borrowings decreased $28,000. The decrease in short term borrowings is due to the decrease in interest rates on repurchase agreements and the decrease in long term borrowings is due to the decrease in interest rates and the decrease in long-term debt at the Federal Home Loan Bank of $2,085,000.

Non-interest expense increased 4.27% or $62,000 to $1,515,000 for the three months ended March 31, 2003 compared to $1,453,000 for the three months ended March 31, 2002. Salaries and employee benefits increased $94,000 over the first quarter of 2002. This increase is due to an increase of $69,000 in group insurance costs and a $25,000 increase in employee salaries for the first three months of 2003 over the first three months of 2002. Other operating expenses have decreased $46,000 to $511,000 for the first three months of 2003 from $557,000 for the first three months of 2002. Included in this decrease is a decrease of $12,000 in advertising expense, a decrease of $6,000 in data processing fees, a decrease of $28,000 in printing and office supplies, a decrease of $18,000 in legal and professional fees, a decrease of $15,000 in other expense, while there was an increase in equipment expenses of $13,000.

Net income decreased $1,055,000 or 223.04% from $473,000 for the three months ended March 31, 2002 to a net loss of $582,000 for the three months ended March 31, 2003. This net loss for the first quarter of 2003 is due to the significant increase in the provision in the amount of $1,580,000, where the provision was $150,000 for the first quarter of 2002 compared to $1,730,000 for the first quarter of 2003.

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2003 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q



herein, the following factors could cause actual results to differ materially from such forward looking statements: Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At March 31, 2003 ComBanc, Inc. maintained a Tier I capital ratio of 16.71%, a total capital ratio of 17.98% and a Tier I leverage ratio of 10.77%.

Based on the respective regulatory capital ratios at March 31, 2003, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q



investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 2003 the Bank's liquid assets amounted to $69,432,000 or 32.72% of total assets compared with 32.71% at December 31, 2002. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC INC. AND SUBSIDIARY

                            March 31, 2003 FORM 10-Q




Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2002. The following table compares rate sensitive assets and liabilities as of March 31, 2003 to December 31, 2002.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                          First               Years
                                                          Year                1 to 5           Thereafter          Total
                                                          -----               -------          ----------          -----
Comparison of 03/31/03 to 12/31/02
Total rate sensitive assets:
     At December 31, 2002                                 $66,518             $85,289          $48,238            $200,045
     At March 31, 2003                                     73,540              78,045           48,472             200,057

      Increase (Decrease)                                   7,022              (7,244)             234                  12

Total rate sensitive liabilities:
     At December 31, 2002                                 $77,208             $72,817          $26,440            $176,465
     At March 31, 2003                                     77,959              71,476           24,684             174,119

      Increase (Decrease)                                     751              (1,341)          (1,756)             (2,346)


Item 4 - Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and principal financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a
- 14 (c) and 15d - 14 (c) of the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and principal financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and principal financial Officer have concluded that there were no significant changes in the Company's internal controls or other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          COMBANC INC. AND SUBSIDIARY


                            March 31, 2003 FORM 10-Q



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

At March 31, 2003, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against The Commercial Bank, which have not been disclosed herein.

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

        (b) There were no reports on 8-K filed during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    COMBANC, INC.


Date:       May 1, 2003                             /s/ Paul G. Wreede
                                                    ------------------
                                                    Paul G. Wreede
                                                    President, CEO, and Director



Date:       May 1, 2003                             /s/ Jason R. Thornell
                                                    ---------------------
                                                    Jason R. Thornell
                                                    AVP/Controller

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

     Date:  May 1, 2003
                                                     /s/ Jason R. Thornell
                                                     ---------------------
                                                       Jason R. Thornell
                                                        AVP/Controller

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

     Date:  May 1, 2003
                                                          /s/ Paul G. Wreede
                                                          ------------------
                                                            Paul G. Wreede
                                                          President and CEO

                               10-Q EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002