Form 10-Q
period 2003-06-30
COMBANC INC
filed 2003-08-08
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2003
                               -------------------------------------------------

                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from                        to
                                ---------------------     ----------------------

Commission File Number              000-24925
                       ---------------------------------------------------------

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
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----
       Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                     -----    -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of August 1, 2003.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                    3

         Condensed Consolidated Statements of Income                                              4

         Condensed Consolidated Statements of Cash Flows                                          6

         Notes to Condensed Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition                              9
           and Results of Operation

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              16

Item 4.  Controls and Procedures                                                                 16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                                     17

Item 6.  Exhibits and Reports on Form 8-K                                                        18
         Signatures                                                                              19
         Exhibit 31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002 -- Principal Financial Officer                                21
         Exhibit 31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002 -- Principal Executive Officer                                22
         Exhibit 32.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                       Principal Financial Officer                                               23
         Exhibit 32.2  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                       Principal Executive Officer                                               24

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                    --------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)




                                                                                      June 30,          December 31,
                                   ASSETS                                               2003                2002
                                                                                  -----------------   -----------------
                                                                                    (unaudited)

Cash and Due from Banks                                                        $             7,902  $           12,301
Federal Funds Sold                                                                           5,041               4,624
                                                                                  -----------------   -----------------
    Cash and Cash Equivalents                                                               12,943              16,925
Investment Securities -
    Available for Sale                                                                      56,830              54,396
Loans Held for Resale                                                                        2,815                 728
Loans                                                                                      132,786             140,091
Allowance for Loan Losses                                                                   (3,176)             (2,050)
                                                                                  -----------------   -----------------
    Net Loans                                                                              129,610             138,041
Premises and Equipment                                                                       4,552               4,689
Other Assets                                                                                 3,629               3,251
                                                                                  -----------------   -----------------
    Total Assets                                                               $           210,379  $          218,030
                                                                                  =================   =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Deposits
    Noninterest Bearing                                                        $            14,795  $           16,090
    Interest Bearing                                                                       159,593             162,801
                                                                                  -----------------   -----------------
      Total Deposits                                                                       174,388             178,891
Other Liabilities                                                                              878               1,123
Short Term Borrowings                                                                        6,068               5,946
Long Term Debt                                                                               5,210               7,720
                                                                                  -----------------   -----------------
      Total Liabilities                                                                    186,544             193,680
                                                                                  -----------------   -----------------
Commitments and Contingent Liabilities                                                           -                   -
Shareholders' Equity -
  Common Stock - No Par Value
  5,000,000 shares authorized, 2,376,000 issued
    and 2,211,014 outstanding                                                              1,237                 1,237
  Capital Surplus                                                                          1,513                 1,513
  Retained Earnings                                                                       22,730                23,371
  Accumulated Other Comprehensive Income                                                   1,072                   946
  Treasury Stock - 164,986 shares at cost                                                 (2,717)               (2,717)
                                                                                -----------------     -----------------
    Total Shareholders' Equity                                                            23,835                24,350
                                                                                -----------------     -----------------
    Total Liabilities and Shareholders' Equity                               $           210,379     $         218,030
                                                                                =================     =================

 The accompanying notes are an integral part of the condensed consolidated financial statements



                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                    --------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                              For the Three Months Ended
                                                                       June 30,
                                                           ----------------------------------
                                                                      (unaudited)

                                                                2003               2002
                                                           ---------------    ---------------
Interest Income:
    Interest and Fees on Loans                          $           2,218  $           2,693
    Interest and Dividends on Investments -
        Taxable                                                       409                399
        Tax-Exempt                                                    146                167
    Interest on Federal Funds Sold                                     28                 83
                                                           ---------------    ---------------
            Total Interest Income                                   2,801              3,342
                                                           ---------------    ---------------

Interest Expense:
    Interest on Deposits                                              778              1,185
    Interest on Short-Term Borrowings                                  16                  9
    Interest on Long-Term Debt                                         94                148
                                                           ---------------    ---------------
            Total Interest Expense                                    888              1,342
                                                           ---------------    ---------------
            Net Interest Income                                     1,913              2,000
    Provision for Loan Losses                                         180                200
                                                           ---------------    ---------------
Net Interest Income after Provision for Loan Losses                 1,733              1,800

Other Income:
    Service Charges on Deposit Accounts                               141                120
    Gain on Sale of Loans                                             174                 24
    Other Operating Income                                            147                119
                                                           ---------------    ---------------
            Total Other Income                                        462                263
                                                           ---------------    ---------------

Other Expenses:
    Salaries and Employee Benefits                                    839                849
    Net Occupancy                                                     175                182
    Other Operating Expenses                                          577                473
                                                           ---------------    ---------------
            Total Other Expenses                                    1,591              1,504
                                                           ---------------    ---------------

Income - before Income Tax Expense                                    604                559

    Income Tax Expense                                                133                141
                                                           ---------------    ---------------
Net Income                                              $             471  $             418
                                                            ===============    ===============
Earnings Per Share                                      $            0.21  $            0.19
Cash Dividends Per Share                                $            0.12  $            0.12


The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                                    --------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)



                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                                 ----------------------------
                                                                                         (unaudited)

                                                                                    2003            2002
                                                                                 ------------    ------------
Interest Income:
    Interest and Fees on Loans                                                $        4,451  $        5,532
    Interest and Dividends on Investments -
        Taxable                                                                          854             769
        Tax-Exempt                                                                       293             330
    Interest on Federal Funds Sold                                                        48             141
                                                                                 ------------    ------------
            Total Interest Income                                                      5,646           6,772
                                                                                 ------------    ------------

Interest Expense:
    Interest on Deposits                                                               1,613           2,489
    Interest on Short-Term Borrowings                                                     30              31
    Interest on Long-Term Debt                                                           208             290
                                                                                 ------------    ------------
            Total Interest Expense                                                     1,851           2,810
                                                                                 ------------    ------------
            Net Interest Income                                                        3,795           3,962
    Provision for Loan Losses                                                          1,910             350
                                                                                 ------------    ------------
Net Interest Income after Provision for Loan Losses                                    1,885           3,612


Other Income:
    Service Charges on Deposit Accounts                                                  269             233
    Gain on Sale of Loans                                                                285              39
    Other Operating Income                                                               318             244
                                                                                 ------------    ------------
            Total Other Income                                                           872             516
                                                                                 ------------    ------------

Other Expenses:
    Salaries and Employee Benefits                                                     1,654           1,570
    Net Occupancy                                                                        364             357
    Other Operating Expenses                                                           1,088           1,030
                                                                                 ------------    ------------
            Total Other Expenses                                                       3,106           2,957
                                                                                 ------------    ------------

Income/Loss - before Income Tax (Credit)/Expense                                        (349)          1,171
    Income Tax (Credit)/Expense                                                         (238)            280
                                                                                 ------------    ------------
Net Income/(Loss)                                                             $         (111) $          891
Earnings/(Loss) Per Share                                                        ============    ============
Cash Dividends Per Share                                                      $        (0.05) $         0.40
                                                                              $         0.24  $         0.24

 The accompanying notes are an integral part of the condensed consolidated financial statements


                                                COMBANC, INC. AND SUBSIDIARY
                                                        DELPHOS, OHIO

                                                          --------

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      ($ in thousands)



                                                                                                   For the Six Months
                                                                                                        June 30,
                                                                                           -----------------------------------
                                                                                                2003                2002
                                                                                           ----------------    ---------------
                                                                                                       (unaudited)
Cash Flows from Operating Activities:
    Net Income/(Loss)                                                                   $             (111) $             891
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation and amortization                                                                  204                206
        Provision for Loan Loss                                                                      1,910                350
        Federal Home Loan Bank stock Dividends                                                         (34)               (60)
        Investment securities amortization (accretion), Net                                            189                 25
        Net Change in Loans Held for Resale                                                         (2,086)             1,017
        Net Change in
            Interest receivable                                                                        (55)                53
            Interest payable                                                                           (93)              (315)
            Other assets                                                                              (290)              (164)
            Other liabilities                                                                         (218)               (46)
                                                                                           ----------------    ---------------
            Net Cash Provided/(Used) by Operating Activities                                          (584)             1,957
                                                                                           ----------------    ---------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                                          (17,877)            (8,600)
    Proceeds from Maturities of Securities
        Available for Sale                                                                          15,446              6,550
    Net Change in Loans                                                                              6,521             10,871
    Purchases of Premises and Equipment                                                                (68)              (114)
                                                                                           ----------------    ---------------
            Net Cash Provided by Investing Activities                                                4,022              8,707
                                                                                           ----------------    ---------------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                                                                  (4,502)              (163)
    Proceeds from Borrowing                                                                            122                522
    Repayment of Federal Home Loan Bank Advances                                                    (2,509)            (1,420)
    Dividends Paid                                                                                    (531)              (537)
    Purchase of Stock                                                                                    -               (473)
                                                                                           ----------------    ---------------
            Net Cash Provided/(Used) by Financing Activities                                        (7,420)            (2,071)
                                                                                           ----------------    ---------------
Net Change in Cash and Cash Equivalents                                                             (3,982)             8,593
Cash and Cash Equivalents -
    Beginning of Year                                                                               16,925             16,389
                                                                                           ----------------    ---------------
    End of Period                                                                       $           12,943  $          24,982
                                                                                           ================    ===============

 The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


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

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the six months ending June 30, 2003 and June 30, 2002 were 2,211,014 and 2,237,490 respectively.

Note 3, Commitments to fund loans

Outstanding commitments to originate loans were $25,273,000 and $21,943,000 at June 30, 2003 and December 31, 2002.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC CONDITIONS. The Bank considers the allowance for loan losses of $3,176,000 adequate to cover losses

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



inherent in the loan portfolios as of June 30, 2003. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

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

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q


                         PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation


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

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



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


FINANCIAL CONDITION

As an overview of the financial condition and results of operation for the second quarter of 2003, several improvements have been made. Nonaccrual loans, as will be discussed in paragraphs to follow, have decreased by 26% during the quarter and total delinquencies have decreased by 15.1% from $13,071,000 at March 31, 2003 to $11,100,000 at June 30, 2003. This reduction in nonaccrual loans accompanied with a decrease in cost of funds has improved net interest margin by more than $31,000 during the second quarter. As these nonaccrual loans are converted back to earning assets, interest margin will continue to improve.

Total assets decreased 3.51% from $218,030,000 at December 31, 2002 to $210,379,000 at June 30, 2003. This is the result of a $7,305,000 decrease in total loans, a $4,503,000 decrease in total deposits and a $2,510,000 decrease in long-term debt.

Federal Funds sold increased $417,000 or 9.02% from December 31, 2002 to $5,041,000 at June 30, 2003 while Cash and Due from Banks decreased $4,399,000 or 35.76% from $12,301,000 at December 31, 2002 to $7,902,000 at June 30, 2003.
Due to a clerical error at a correspondent bank on December 31, 2002, federal funds should have been $8,973,000 and Cash and Due from Banks were $7,952,000.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



The error was left unadjusted due to the external accountants' confirmation of the $4,624,000 in Federal Funds Sold. Although the confirmed balance was $4,624,000, interest was earned on the $8,973,000.

Investment securities increased $2,434,000 from $54,396,000 at December 31, 2002 to $56,830,000 at June 30, 2003. This increase is the result of $17,877,000 in purchases less the pay downs from the Mortgage-backed securities and an U.S. Agency Bond being called within the investment portfolio totaling $15,446,000.

Total gross loans decreased 3.71% or $5,218,000 from December 31, 2002 to $135,601,000 on June 30, 2003. 1 to 4 family residential real estate loans decreased $2,698,000 or 6.63% from year-end to June 30, 2003 due to a continued demand for lower interest rate, long-term mortgage loans. As these loans are refinanced, the bank chooses to sell these mortgages, with servicing retained, to the Federal Home Loan Mortgage Corporation in order to be able to offer competitive mortgage rates to consumers and minimize interest rate risk. Commercial real estate loans increased 3.38% or $1,546,000 from $45,760,000 at December 31, 2002 to $47,306,000 at June 30, 2003. Commercial loans decreased 12.42% or $2,061,000 from $16,588,000 at December 31, 2002 to $14,527,000 at
June 30, 2003. This decrease is primarily due to the higher risk that these loans carry in a sluggish economy. As these loans were refinanced, they were priced above the competition to encourage a controlled amount of runoff. Consumer installment loans decreased 14.64% or $1,727,000 from $11,795,000 at December 31, 2002 primarily due to the desire to reduce indirect auto loans which tend to be riskier in nature.

The Allowance for Loan Losses, at June 30, 2003 was 2.39% of total loans compared to 1.46% at December 31, 2002. This $1,126,000 increase from December 31, 2002 is the result of a $1,910,000 provision and net charge offs of $784,000, increasing the Allowance for Loan Loss from $2,050,000 at December 31, 2002 to $3,176,000 at June 30, 2003. Due to a low coverage ratio of Allowance for Loan Losses (ALLL) to non accrual loans, management increased the provision by $1,550,000 improving the ratio to 45% from 26% in March of 2003. The addition of the $1,550,000 was also due to the continued high volume of $6,284,000 in nonaccrual loans that management continues to pursue legally. Although the nonaccrual loan balances remain at high levels, these balances have been reduced by $2,172,000 in the second quarter 2003. Management attributes this significant decrease to an improvement in the local economy and an increased emphasis on work-out programs. The economy has begun to show signs of improvement through a slight decrease in unemployment and increased capacity at some local manufacturers. Of the $784,000 in net charge offs, $608,000 consisted of commercial and industrial loans, $47,000 consisted of consumer installment loans, $75,000 consisted of commercial real estate, and $30,000 consisted of construction and land development loans which are secured by real estate.

Total deposits decreased $4,503,000 or 2.52% from $178,891,000 on December 31, 2002 to $174,388,000 on June 30, 2003. Noninterest bearing deposits decreased $1,295,000 from December 31, 2002 to June 30, 2003, while interest-bearing deposits decreased $3,208,000 during the period. Time deposit balances decreased $3,477,000, while interest-bearing checking accounts decreased $939,000 and money market savings and savings accounts increased $1,208,000 during this period.

Short-term borrowings, which include Federal Home Loan Bank borrowings with original maturities of less than one year and repurchase agreements, increased $122,000 from December 31, 2002 to June 30, 2003. Of the $122,000 increase,
Federal Home Loan Bank borrowings were unchanged while

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q


repurchase agreements increased $122,000. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $2,510,000 or 32.51% from December 31, 2002 to June 30, 2003. This decrease is due to the maturity of two advances totaling $1,993,000 with a weighted average rate of 7.44%. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB at that time.

Total shareholders equity decreased 2.11% or $515,000 to $23,835,000 from December 31, 2002 to June 30, 2003. Included in the overall decrease was a decrease in retained earnings of $641,000, which was the result of a first two quarters net loss of $111,000 and $530,000 in dividends. No Treasury Stock was repurchased in the first two quarters of 2003.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $167,000 for the six months ended June 30, 2003 from a year ago.

Total interest income decreased $1,126,000 to $5,646,000 from $6,772,000 for the six months ended June 30, 2003 over June 30, 2002. Interest and fees on loans decreased $1,081,000 or 19.54% over the same time last year. This decrease is due to the increased volume of real estate loans sold to FHLMC on the secondary market, the repricing of portfolio loans and three additional rate cuts by the Federal Reserve in 2002 and 2003. Taxable investment income increased $85,000 or 11.05% for the first six months of 2003 for a total of $854,000 compared to $769,000 for the first six months of 2002. This increase is due to the $21,212,000 increase in Mortgage-backed securities from June 30, 2002 to June 30, 2003. Interest on Federal Funds Sold decreased from $141,000 for the first two quarters ended June 30, 2002 to $48,000 for the first two quarters ended June 30, 2003. This decrease is also the result of the three additional interest rate cuts by the Federal Reserve in 2002 and 2003 and a decrease in average balance of Federal Funds Sold of $8,909,000.

Non-interest income increased $356,000 or 68.99% for the six months ended June 30, 2003 from June 30, 2002. The increase was due in part to a $246,000 increase in the gain on the sale of real estate loans to the secondary market, an increase in Service Charges on Deposit Accounts of $36,000 and an increase in other operating income of $74,000. Non-interest income increased $199,000 to $462,000 for the quarter ended June 30, 2003 compared to $263,000 for the quarter ended June 30, 2002. Gain on sale of loans to FHLMC increased $150,000 while service charges on deposit accounts and other operating income increased $21,000 and $28,000 respectively for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 due to a continued demand for low interest rate, long-term 1 to 4 family residential mortgages.

The provision for loan losses increased $1,560,000 for the six months ended June 30, 2003 compared to June 30, 2002. Management increased the provision for loan losses in the first quarter of 2003 due to continued high volume in loan delinquencies. Due to local economic conditions, the continued volume

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q


of non-accrual loan balances of $6,284,000 and the net charge-off of $784,000 management increased the provision by $1,560,000. While the provision for loan losses has increased $1,560,000 for the first six months ended June 30, 2003, it decreased $20,000 to $180,000 for the quarter ended June 30, 2003 compared to $200,000 for the quarter ended June 30, 2002.

Total interest expense decreased 34.13% or $959,000 from $2,810,000 for the six months ended June 30, 2002 to $1,851,000 for the six months ended June 30, 2003. Interest on deposits decreased $876,000 or 35.19% compared to the first two quarters of 2002. This decrease is the result of a decrease in certificate interest rates during 2001, 2002 and 2003 as well as a $7,042,000 decrease in the volume of time deposits from a year ago. Interest on short term borrowings decreased $1,000 and long term borrowings decreased $82,000. The decrease in long term borrowings is due to the decrease in weighted average interest rates and the decrease in long-term debt at the Federal Home Loan Bank of $2,510,000.

Non-interest expense increased 5.04% or $149,000 to $3,106,000 for the six months ended June 30, 2003 compared to $2,957,000 for the six months ended June 30, 2002. Salaries and employee benefits increased $84,000 over the first two quarters of 2002. This increase is due to an increase of $126,000 in group insurance costs, a $53,000 increase in employee salaries, and a $95,000 decrease in employee profit sharing for the first six months of 2003 over the first six months of 2002. Other operating expenses have increased $58,000 to $1,088,000 for the first six months of 2003 from $1,030,000 for the first six months of 2002. Included in this increase is an increase of $32,000 in advertising expense, a decrease of $3,000 in data processing fees, a decrease of $17,000 in printing and office supplies, an increase of $7,000 in state taxes and an increase of $39,000 in other expense, while there was an increase in net occupancy expense of $7,000.

Net income decreased $1,002,000 or 112.46% from $891,000 for the six months ended June 30, 2002 to a net loss of $111,000 for the six months ended June 30, 2003. This net loss for the first two quarters of 2003 is due to the significant increase in the provision for loan losses in the amount of $1,560,000, where the provision was $350,000 for the first two quarters of 2002 compared to $1,910,000 for the first two quarters of 2003. The significant increase in the provision for loan losses was due to the low coverage ratio of the ALLL to nonaccrual loans as discussed in prior paragraphs. For the quarter ended June 30, 2003, net income increased $53,000 or 12.68% to $471,000 compared to $418,000 for the quarter ended June 30, 2002. This increase is the decrease of $20,000 in the provision for loan losses and the increase in non-interest income of $150,000.

FORWARD-LOOKING STATEMENTS

The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2003 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward looking

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



statements: the extent and timing of actions of the Federal Reserve, changes in economic conditions, continued pricing pressures on loan and deposit products, actions of competitors, customer's acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, changes in accounting principals, technological changes and increased technology costs, downturn in demand for loan and deposit products, and changes in the interest rate environment that reduce interest margins. The Company's forward-looking statements speak only as the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage ratio of at least 5 percent. At June 30, 2003 ComBanc, Inc. maintained a Tier I Capital ratio of 17.20%, a Total Capital ratio of 18.46% and a Tier I Leverage ratio of 10.80%.

Based on the respective regulatory capital ratios at June 30, 2003, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of Cash and Due from Banks, Federal Funds Sold, and Securities Available for Sale. At June 30, 2003 the Bank's liquid assets amounted to $69,773,000 or 33.17% of total assets compared with 32.71% at December 31, 2002.

The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 135% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at June 30, 2003 was $35.0 million with a balance of $5.2 million leaving $29.8 million left to advance.

At June 30, 2003, management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2002. The following table compares rate sensitive assets and liabilities as of June 30, 2003 to December 31, 2002.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                     First            Years
                                                     Year            1 to 5        Thereafter       Total
                                                     -----           ------        ----------       -----
Comparison of 06/30/03 to 12/31/02
Total rate sensitive assets:
     At December 31, 2002                           $66,518         $85,289         48,238         $200,045
     At June 30, 2003                                71,407          78,943         47,424          197,774

      Increase (Decrease)                             4,889          (6,346)          (814)          (2,271)

Total rate sensitive liabilities:
     At December 31, 2002                           $77,208         $72,817        $26,440         $176,465
     At June 30, 2003                                76,129          70,243         24,499          170,871

      Increase (Decrease)                            (1,079)         (2,574)        (1,941)          (5,594)



Item 4 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a -- 15 (e) and 15d -- 15 (e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2003 FORM 10-Q



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

At June 30, 2003, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Management and the Board are not aware of any additional potential claims against The Commercial Bank, which have not been disclosed herein.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of ComBanc, Inc. was held on April 14, 2003. Based upon the report of the Inspector of Elections on the matters voted upon at this meeting the number of Directors for the ensuing year was fixed at six (6). The following were elected as Directors until the 2004 Annual Meeting of Shareholders and until their successors are elected and qualified:


        Director                                     For                                Abstain
---------------------------                 ---------------------------         -----------------
Mr. Gary A. DeWyer                                1,747,659                             46,712
Mr. Richard R. Thompson                           1,715,683                             78,688
Mr. Dwain I. Metzger                              1,715,803                             78,568
Mr. C. Stanley Strayer                            1,715,803                             78,568
Mr. Paul G. Wreede                                1,695,445                             98,926
Mr. Ronald R. Elwer                               1,715,803                             78,568

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibit 11.         Statement regarding computation of earnings
                per share is contained in Part I, Item 2.
                Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer
                Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer
                Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer
                Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer


        (b) There were no reports on 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMBANC, INC.


Date:           August 8, 2003               /s/ Paul G. Wreede
                                             ------------------
                                             Paul G. Wreede
                                             President, CEO, and Director



Date:           August 8, 2003               /s/ Jason R. Thornell
                                             ---------------------
                                             Jason R. Thornell
                                             AVP/Controller

                                 EXHIBIT INDEX



                Exhibit No.         Description

        (a)     Exhibit 11.         Statement regarding computation of earnings
                per share is contained in Part I, Item 2.
                Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer
                Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer
                Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer
                Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer