Form 10-Q
period 2003-09-30
COMBANC INC
filed 2003-11-12
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________________to _______________________

Commission File Number 000-24925

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of November 1, 2003.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets                                                3

              Condensed Consolidated Statements of Income                                          4

              Condensed Consolidated Statements of Cash Flows                                      6

              Notes to Condensed Consolidated Financial Statements                                 7

Item 2.       Management's Discussion and Analysis of Financial Condition                         10
                  and Results of Operation

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                          18

Item 4.       Controls and Procedures                                                             18

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   19

Item 6.       Exhibits and Reports on Form 8-K                                                    19

              Signatures                                                                          20

              Exhibit 31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
                               Act of 2002 - principal financial officer                          22
              Exhibit 31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
                               Act of 2002 - Principal Executive Officer                          23
              Exhibit 32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                               principal financial officer                                        24
              Exhibit 32.2     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                               Principal Executive Officer                                        25

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                         September 30, December 31,
                      ASSETS                                 2003         2002
                                                           ---------    ---------
                                                          (unaudited)
Cash and Due from Banks                                    $   9,133    $  12,301
Federal Funds Sold                                             6,535        4,624
                                                           ---------    ---------
        Cash and Cash Equivalents                             15,668       16,925
Investment Securities -
    Available for Sale                                        52,840       54,396
Loans Held for Resale                                            335          728
Loans                                                        132,506      140,091
Allowance for Loan Losses                                     (3,357)      (2,050)
                                                           ---------    ---------
        Net Loans                                            129,149      138,041
Premises and Equipment                                         4,506        4,689
Other Assets                                                   4,423        3,251
                                                           ---------    ---------
        Total Assets                                       $ 206,921    $ 218,030
                                                           =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                    $  13,910    $  16,090
    Interest Bearing                                         155,887      162,801
                                                           ---------    ---------
        Total Deposits                                       169,797      178,891
Other Liabilities                                                853        1,123
Short Term Borrowings                                          7,975        5,946
Long Term Debt                                                 4,958        7,720
                                                           ---------    ---------
        Total Liabilities                                    183,583      193,680
                                                           ---------    ---------
Commitments and Contingent Liabilities
Shareholders' Equity -                                             -            -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 outstanding                              1,237        1,237
    Capital Surplus                                            1,513        1,513
    Retained Earnings                                         22,818       23,371
    Accumulated Other Comprehensive Income                       487          946
    Treasury Stock - 164,986 shares at cost                   (2,717)      (2,717)
                                                           ---------    ---------
        Total Shareholders' Equity                            23,338       24,350
                                                           ---------    ---------
        Total Liabilities and Shareholders' Equity         $ 206,921    $ 218,030
                                                           =========    =========

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                         For the Three Months Ended
                                                                September 30,
                                                         --------------------------
                                                                 (unaudited)
                                                             2003         2002
                                                           ---------    --------
Interest Income:
    Interest and Fees on Loans                             $   2,058    $  2,543
                                                           ---------    --------
    Interest and Dividends on Investments -
        Taxable                                                  362         381
        Tax-Exempt                                               139         167
    Interest on Federal Funds Sold                                22          87
    Interest on Deposits with Financial Institutions               1           1
                                                           ---------    --------
            Total Interest Income                              2,581       3,178
                                                           ---------    --------

Interest Expense:
    Interest on Deposits                                         701       1,125
    Interest on Short-Term Borrowings                             27          23
    Interest on Long-Term Debt                                    70         118
                                                           ---------    --------
            Total Interest Expense                               798       1,266
                                                           ---------    --------
            Net Interest Income                                1,783       1,912
    Provision for Loan Losses                                    430         150
                                                           ---------    --------
Net Interest Income after Provision for Loan Losses            1,353       1,762

Other Income:
    Service Charges on Deposit Accounts                          138         125
    Gain on Sale of Loans                                        173          70
    Other Operating Income                                       200         130
                                                           ---------    --------
            Total Other Income                                   511         325
                                                           ---------    --------

Other Expenses:
    Salaries and Employee Benefits                               710         735
    Net Occupancy                                                183         177
    Other Operating Expenses                                     550         518
                                                           ---------    --------
            Total Other Expenses                               1,443       1,430
                                                           ---------    --------

Income - before Income Tax Expense                               421         657
    Income Tax Expense                                           113         198
                                                           ---------    --------
Net Income                                                 $     308    $    459
                                                           =========    ========
Earnings Per Share                                         $    0.14    $   0.21
Cash Dividends Per Share                                   $    0.10    $   0.12

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                         For the Nine Months Ended
                                                                September 30,
                                                         -------------------------
                                                                 (unaudited)
                                                              2003        2002
                                                           ---------    ---------
Interest Income:
    Interest and Fees on Loans                             $   6,509    $   8,075
    Interest and Dividends on Investments -
        Taxable                                                1,216        1,150
        Tax-Exempt                                               432          497
    Interest on Federal Funds Sold                                70          228
    Interest on Deposits with Financial Institutions               1            1
                                                           ---------    ---------
            Total Interest Income                              8,228        9,951
                                                           ---------    ---------

Interest Expense:
    Interest on Deposits                                       2,314        3,614
    Interest on Short-Term Borrowings                             57           54
    Interest on Long-Term Debt                                   278          408
                                                           ---------    ---------
            Total Interest Expense                             2,649        4,076
                                                           ---------    ---------
            Net Interest Income                                5,579        5,875
    Provision for Loan Losses                                  2,340          500
                                                           ---------    ---------
Net Interest Income after Provision for Loan Losses            3,239        5,375
Other Income:
    Service Charges on Deposit Accounts                          407          358
    Gain on Sale of Loans                                        458          109
    Other Operating Income                                       518          374
                                                           ---------    ---------
            Total Other Income                                 1,383          841
                                                           ---------    ---------

Other Expenses:
    Salaries and Employee Benefits                             2,364        2,305
    Net Occupancy                                                547          534
    Other Operating Expenses                                   1,638        1,548
                                                           ---------    ---------
            Total Other Expenses                               4,549        4,387
                                                           ---------    ---------
Income - before Income Tax (Credit)/Expense                       73        1,829
    Income Tax (Credit)/Expense                                 (125)         478
                                                           ---------    ---------
Net Income                                                 $     198    $   1,351
                                                           =========    =========
Earnings Per Share                                         $    0.09    $    0.61
Cash Dividends Per Share                                   $    0.34    $    0.36

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                For the Nine Months
                                                                   September 30,
                                                               ----------------------
                                                                 2003         2002
                                                               ---------    ---------
                                                                    (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                 $    198     $  1,351
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation and amortization                               297          307
        Gain on sale of equipment                                     -           23
        Provision for Loan Loss                                   2,340          500
        Federal Home Loan Bank stock Dividends                      (52)         (80)
        Investment securities amortization (accretion), Net         334           37
        Net Change in Loans Held for Resale                         393        1,214
        Net Change in
            Interest receivable                                      55          201
            Interest payable                                        (68)        (218)
            Other assets                                         (1,175)        (116)
            Other liabilities                                        33           66
                                                               --------     --------
            Net Cash Provided by Operating Activities             2,355        3,285
                                                               --------     --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock       (23,452)     (21,149)
    Proceeds from Maturities of Securities
        Available for Sale                                       23,980        9,539
    Net Change in Loans                                           6,552       14,133
    Purchases of Premises and Equipment                            (114)        (247)
    Proceeds from sale of fixed assets                                -           35
                                                               --------     --------
            Net Cash Provided by Investing Activities             6,966        2,311
                                                               --------     --------

Cash Flows from Financing Activities:
    Net change in Deposit Accounts                               (9,094)      (1,184)
    Proceeds from Borrowing                                       2,029          896
    Repayment of Federal Home Loan Bank Advances                 (2,761)      (2,574)
    Dividends Paid                                                 (752)        (803)
    Purchase of Stock                                                 -         (632)
                                                               --------     --------
            Net Cash (Used) by Financing Activities             (10,578)      (4,297)
                                                               --------     --------
Net Change in Cash and Cash Equivalents                          (1,257)       1,299
Cash and Cash Equivalents -
    Beginning of Year                                            16,925       16,389
                                                               --------     --------
    End of Period                                              $ 15,668     $ 17,688
                                                               ========     ========

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2002 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the nine months ending September 30, 2003 and September 30, 2002 were 2,211,014 and 2,231,726 respectively.

Note 3, Commitments

Outstanding commitments to originate loans were $20,692,000 and $21,943,000 at September 30, 2003 and December 31, 2002, respectively.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. The determination of the allowance for loan losses is a critical accounting policy which involves estimates and management's judgment on a number of factors such as net charge-offs, delinquencies in the loan portfolio and general economic conditions. The Bank considers the allowance for loan losses of $3,357,000 adequate to cover losses inherent in the loan portfolio as of September 30, 2003. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

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

FIN No. 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has changed its method of accounting and financial reporting for standby letters of credit by adopting the provisions of FIN No. 45 effective January 1, 2003. FIN 45 is not expected to have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority for the risk of loss from the variable interest entity's activities or entitled to receive majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivative, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material effect on the Company's consolidated financial statements.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q


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

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate. Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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


FINANCIAL CONDITION

As an overview of the financial condition and results of operation for the third quarter of 2003, improvements have been made. Nonaccrual loans, as can be seen in Table 1, have decreased by 27.2% since December 31, 2002 and total delinquencies have decreased by 39.6% from December 31, 2002 to September 30, 2003. The reduction in nonaccrual loans can be attributed to $1,162,000 in charge-offs,

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

$682,000 in principal reduction, and $453,000 moved to Other Real Estate Owned. Total delinquency reduction can be credited to the reduction in nonaccrual loans and loans being brought current through workout plans.

TABLE 1: Analysis of Delinquencies

                                                     9/30/2003  12/31/2002   12/31/2001  12/31/2000    12/31/1999   12/31/1998
Past due 30 to 89 days and still accruing             $ 2,353     $ 6,672     $ 9,863      $ 4,502       $ 2,004      $ 1,947
Past due 90 days or more and still accruing             1,106         798       2,810        2,587         2,413          621
Nonaccrual                                              6,159       8,456       3,455          542           712          805
                                                     ------------------------------------------------------------------------
   Total delinquencies                                $ 9,618     $15,926     $16,128      $ 7,631       $ 5,129      $ 3,373
                                                     ========================================================================
Total Delinquencies as a percentage of total loans       7.26%      11.37%      10.31%        4.50%         3.17%        2.37%

Total assets decreased $11,109,000 or 5.1% from $218,030,000 at December 31, 2002 to $206,921,000 at September 30, 2003. This is the result of an $8,892,000 decrease in net loans, a $1,556,000 decrease in investment securities, a $9,094,000 decrease in total deposits and a $2,762,000 decrease in long-term debt.

Investment securities decreased $1,556,000 from $54,396,000 at December 31, 2002 to $52,840,000 at September 30, 2003. This decrease is the result of $23,452,000 in purchases less the pay downs from Mortgage-backed securities and a U.S. Agency Bond being called totaling $23,980,000, premium amortization of $334,000, and a decrease in the market value of the available-for-sale portfolio of $694,000. As interest rates begin to rebound from over 40 year lows, the market value of the portfolio will continue to decrease, but due to the short average life of 3.38 years and the volatility of -6.74% (in a +300 basis point rate shock), the portfolio will cash flow quickly.

Total gross loans decreased 5.41% or $7,585,000 from December 31, 2002 to $132,506,000 at September 30, 2003. The breakdown of the loan portfolio is detailed in table 2 below. Significant changes in the portfolio include the decrease in the 1-4 Family residential loans secured by first liens which is the result of selling these mortgages to FHLMC. As can be seen in Table 2, secondary market lending to FHLMC continues to grow at a rapid rate. The Bank chose to sell these loans to maintain a competitive low interest rate and to offer a long-term product to consumers. Although these loans are no longer an interest earning asset to the institution, these loans were sold at a gain and will continue to generate service fee income at .25% per month over the life of the loan. Another significant change in the portfolio includes a $1,742,000 increase in the real estate secured by nonfarm, nonresidential properties. This increase is due to management's desire to increase loans secured by real estate which tend to be less risky in nature. The commercial loan decrease is primarily due to the higher risk that these loans carry in a sluggish economy. As these loans were refinanced, they were priced above the competition to encourage a controlled amount of runoff. The consumer installment loan decrease is primarily due to the desire to reduce indirect auto loans which also tend to be riskier in nature.

TABLE 2:  Analysis of Loan Portfolio Composition

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

         LOAN TYPE                 9/30/2003  12/31/2002    CHANGE          %
Construction/Land Development      $  7,780    $  7,542    $    238        3.16%
R/E Secured by Farmland               4,862       4,627         235        5.08%
Revol Open-end 1-4 Family LOC         5,553       5,476          77        1.41%
1-4 Secured by first                 35,599      39,939      (4,340)     -10.87%
1-4 Secured by Junior                   699         869        (170)     -19.56%
R/E Secured by Multi Family R/E       2,632       3,219        (587)     -18.24%
R/E Secured by Nonfarm, Nonres       47,502      45,760       1,742        3.81%
Ag Loans                              2,530       2,302         228        9.90%
Commercial Loans                     13,966      16,588      (2,622)     -15.81%
Municipal Loans                       1,109       1,340        (231)     -17.24%
Master Card Loans                       536         622         (86)     -13.83%
Other Consumer                            5           1           4      400.00%
Consumer Loans                        9,723      11,795      (2,072)     -17.57%
Overdrafts                               10          11          (1)      -9.09%
                                   --------------------------------------------
   Total Loans                      132,506     140,091      (7,585)      -5.41%
Loan Loss Reserve                     3,357       2,050       1,307       63.76%
                                   --------------------------------------------
   Total Net Loans                 $129,149    $138,041    $ (8,892)      -6.44%
                                   ============================================
Serviced FHLMC Mortgages             62,350      45,589      16,761       36.77%
                                   --------------------------------------------
   Total Loans Serviced            $191,499    $183,630    $  7,869        4.29%
                                   ============================================

The Allowance for Loan Losses, at September 30, 2003 was 2.53% of total loans compared to 1.46% at December 31, 2002. This $1,307,000 increase from December 31, 2002 is the result of a $2,340,000 provision and net charge offs of $1,083,000, increasing the Allowance for Loan Loss from $2,050,000 at December 31, 2002 to $3,357,000 at September 30, 2003. In light of a low coverage ratio of Allowance for Loan and Lease Losses (ALLL) to nonaccrual loans, management increased the provision by $2,340,000 improving the ratio to 54.51% from 24.24% at December 31, 2002. The addition of the $2,340,000 was also due to the continued high volume of $6,159,000 in nonaccrual loans that management continues to pursue legally. Although the nonaccrual loan balances remain at high levels, these balances have been reduced by $2,297,000 in the first three quarters of 2003. Management attributes this significant decrease to an improvement in the local economy and an increased emphasis on work-out programs. The economy has begun to show signs of improvement through a slight decrease in unemployment and increased capacity at some local manufacturers. Table 3 below illustrates an analysis of the Allowance for Loan and Lease Losses over the past five years.

TABLE 3: Analysis of Changes in Allowance for Loan and Lease Losses

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

                                    Nine        Nine
                                   Months      Months
                                   Ended       Ended
                                  September   September
                                  30, 2003     30, 2002     2002        2001        2000        1999        1998
Balance, beginning of year         $2,050      $1,815      $1,815      $1,331      $1,832      $1,800      $1,639

Charge-offs:
   Real estate loans                  251         266         317           -           -           -          15
   Consumer installment loans         187         194         277         460         871         250         177
   Credit card and related plans       15          21          30          88          19           8           5
   Commercial and other loans         709         697         811         281          96         106          26
                                   ------------------------------------------------------------------------------
Total charge-offs                   1,162       1,178       1,435         829         986         364         223

Recoveries
   Real estate loans                    -           -           -          11           -           -           -
   Consumer installment loans          61          77          92          17          54          36          20
   Credit card and related plans        2           4           4          37           1           -           1
   Commercial and other loans          66         599         599         458          10           -           3
                                   ------------------------------------------------------------------------------
Total recoveries                      129         680         695         523          65          36          24
                                   ------------------------------------------------------------------------------

Net charge-offs                     1,033         498         740         306         921         328         199
                                   ------------------------------------------------------------------------------

Provision for loans losses          2,340         500         975         790         420         360         360
                                   ------------------------------------------------------------------------------

Balance, end of period             $3,357      $1,817      $2,050      $1,815      $1,331      $1,832      $1,800
                                   ==============================================================================

Total deposits decreased $9,094,000 or 5.08% from December 31, 2002 to September 30, 2003. Table 4 below shows a breakdown of deposits by type at both December 31, 2002 and September 30, 2003. The reduction in total deposits is the result of an extremely competitive local market for Time Deposits and the internal movement of deposit accounts into Repurchase Agreements which offer additional security for balances over the FDIC insurance limit and a higher rate of interest.

Table 4: Deposit Balances by Type

     DEPOSIT TYPE                   9/30/2003  12/31/2002  DIFFERENCE       %
Non-interest Bearing DDA            $ 13,910    $ 16,090    $ (2,180)     -13.55%
NOW Accounts                          24,430      25,927      (1,497)      -5.77%
MMKT Savings                           8,708       9,546        (838)      -8.78%
Savings                               34,359      30,546       3,813       12.48%
Time Deposits                         88,390      96,782      (8,392)      -8.67%
                                    --------------------------------------------
  Total Deposits                    $169,797    $178,891    $ (9,094)      -5.08%
                                    ============================================

Short-term borrowings, which include Federal Home Loan Bank borrowings with original maturities of less than one year and repurchase agreements, increased $2,029,000 from December 31, 2002 to September 30, 2003. Of the $2,029,000
increase, Federal Home Loan Bank borrowings were unchanged while repurchase agreements increased $2,029,000. This increase can be attributed to local businesses seeking interest-bearing transaction accounts that maintain an added benefit of collateralization on 14

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

seeking interest-bearing transaction accounts that maintain an added benefit of collateralization on balances over the FDIC insurance limit of $100,000. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $2,762,000 or 35.78% from December 31, 2002 to September 30, 2003. This decrease is due to the maturity of two advances totaling $1,993,000 with a weighted average rate of 7.44%. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB at that time.

Total shareholders equity decreased $1,012,000 from December 31, 2002 to September 30, 2003. Included in the overall decrease was a decrease in retained earnings of $553,000, which was the result of $198,000 in net income for the first three quarters of 2003, less $752,000 in dividends, and a decrease of $459,000 in Accumulated Other Comprehensive Income, which is the unrealized gain on the available-for-sale securities portfolio net of federal income tax. No Treasury Stock was repurchased in the first three quarters of 2003.

RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $296,000 for the nine months ended September 30, 2003 from a year ago.

Net income for the first three quarters of 2003 was $198,000 or $0.09 per share. This represents a decrease of 85.25% in net income per share compared to the nine months ended September 30, 2002. Annualized Return on average assets was 0.13% through the first nine months of 2003, down from 0.83% through the first nine months of 2002. Annualized return on average equity decreased to 1.11% for the first nine months of 2003 from 7.37% for the first nine months of 2002.

The most significant income statement changes between the nine months ended September 30, 2003 and the nine months ended September 30, 2002 were as follows:

         - Net interest income decreased $296,000 or 5.04%. Included in the decrease is a decrease in interest and fees on loans which is the direct result of a decrease in average loan balances of $10,801,000 over the past year as well as a decrease in interest rates. The decrease in loan balances is due to the continued high volume of 1 to 4 family residential loans being sold to the secondary market and management pricing higher risk commercial loans above the competition and allowing those loans to leave the institution. Although interest on taxable investment securities has increased by 5.74%, the yield on investment securities has decreased to 3.38% for the nine months ended September 30, 2003 from 5.54% for the nine months ended September 30, 2002. The most significant decrease in yield on taxable securities is attributable to the increase in premium amortization, which is a direct result of the increase in prepayment speeds on mortgage-backed securities.

         - In light of the low coverage ratio of the ALLL to nonaccrual loans, there was a significant increase in the provision for loan losses and increased reserves on specified credits as discussed in prior paragraphs.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

         - Total other income increased $542,000 in 2003 over the same period in 2002. This increase is the result of the increased volume of real estate loans that have been sold to the Federal Home Loan Mortgage Corporation due to a continued high demand for low interest rate, long-term 1 to 4 family residential mortgages. The increase in serviced FHLMC loan balances from yearend can be noted in Table 2 above.

The most significant income statement changes between the three months ended September 30, 2003 and the three months ended September 30, 2002 were as follows:

         - Net interest income has decreased 6.75% or $129,000. This decrease is also due to the decrease of over $10 million in average loan balances, which is described above, as well as a decrease in interest rates. Premium amortization on mortgage-backed securities has increased by $135,000 in comparison of the two quarters which is the result of increased prepayment speeds. As interest rates rise, prepayment speeds will decrease, thus causing premium amortization expense to decrease.

         - In light of the low coverage ratio of the ALLL to nonaccrual loans, there was a significant increase in the provision for loan losses and increased reserves on specified credits as discussed in prior paragraphs.

         - Total other income increased by 57.23% due to an increase in the gain on sale of loans to FHLMC of $103,000. Other operating income increased $70,000, which is also the result of the sale of l to 4 family residential loans to FHLMC through an increase in service fee income, mortgage service rights, and an increase in closing costs.

PROSPECTS FOR THE REMAINDER OF 2003

Management believes earnings prospects for the remainder of 2003 will improve. Management believes the ALLL to be sufficient to cover any losses that the loan portfolio may incur.

A key element of the Corporation's earnings over the last quarter of 2003 is the Provision for Loan Losses. As it can be seen in the income statement, the Provision for Loan Losses has increased $280,000 in the third quarter of 2003 over the third quarter of 2002. Although the Provision for Loan Losses has increased significantly, net interest margin remains strong at a 4.00%.

Another major variable that could affect 2003 earnings is the gain on sale of loans. If interest rates drop or remain level, additional 1 to 4 family sales volume could occur which will create additional non-interest income.

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

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage ratio of at least 5 percent. At September 30, 2003 ComBanc, Inc. maintained a Tier I Capital ratio of 17.42%, a Total Capital ratio of 18.68% and a Tier I Leverage ratio of 10.83%.

Based on the respective regulatory capital ratios at September 30, 2003, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of Cash and Due from Banks, Federal Funds Sold, and Securities Available for Sale. At September 30, 2003 the Bank's liquid assets amounted to $68,508,000 or 33.11% of total assets compared with 32.71% at December 31, 2002.

The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 165% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at September 30, 2003 was $35.0 million with a balance of $4,958,000 leaving $30,042,000 to advance.

At September 30, 2003, management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2002. The following table compares rate sensitive assets and liabilities as of September 30, 2003 to December 31, 2002.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                   First          Years
                                                   Year          1 to 5       Thereafter        Total
                                                   ----          ------       ----------        -----
Comparison of 09/30/03 to 12/31/02
Total rate sensitive assets:
     At December 31, 2002                        $  66,518      $  85,289      $  48,238      $ 200,045
     At September 30, 2003                          73,116         78,628         40,679        192,423

     Increase (Decrease)                             6,598         (6,661)        (7,559)        (7,622)

Total rate sensitive liabilities:
     At December 31, 2002                        $  77,208      $  72,817      $  26,440      $ 176,465
     At September 30, 2003                          71,960         71,975         24,884        168,819

      Increase (Decrease)                           (5,248)          (842)        (1,556)        (7,646)

Item 4 - Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15 (e) and 15d - 15 (e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no significant change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

                          COMBANC, INC. AND SUBSIDIARY

                          September 30, 2003 FORM 10-Q

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

At September 30, 2003, The Commercial Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, The Commercial Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

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

                  Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - principal financial officer

                  Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

                  Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - principal financial officer

                  Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

         (b) There were no reports on 8-K filed during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMBANC, INC.

Date:          November 12, 2003                 /s/ Paul G. Wreede
                                                 ------------------
                                                 Paul G. Wreede
                                                 President, CEO, and Director

Date:          November 12, 2003                 /s/ Jason R. Thornell
                                                 ---------------------
                                                 Jason R. Thornell
                                                 AVP/Controller

                                  EXHIBIT INDEX

      Exhibit No.                  Description

      Exhibit 11. Statement regarding computation of earnings per share is contained in Part I, Item 2.

      Exhibit 31.1. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - principal financial officer

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