Form 10-K
period 2003-12-31
COMBANC INC
filed 2004-03-05
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to ___________

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

        Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes  [ ]           No [X]

Based on the actual trade price of the Common Shares of the Registrant on February 1, 2004, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $26,532,168.

2,211,014 shares of the registrant's common shares were outstanding on February 1, 2004.

Documents Incorporated by Reference:

Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders for the fiscal year ended December 31, 2003, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference of portions of the Proxy Statement shall not be deemed to incorporate by reference the information referred to in Item 402 (a) (8) of Regulation S-K.

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

         At February 1, 2004, the Company had 88 full time equivalent employees.

MARKET AREA AND COMPETITION

         The Bank has served the area since its incorporation in 1877 and is engaged in providing service to the Allen, Putnam and Van Wert Counties in northwestern Ohio. Business is conducted from its corporate center and main office in Delphos, Ohio and from three other branches located in Lima and Elida, Ohio. Lima has a population of approximately 45,000 and is located 15 miles east of Delphos. The Bank's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. The Company and the Bank compete not only with financial institutions based in Ohio, but also with a number of large out-of-state banks, bank holding companies and other financial and non-bank institutions. Some of the financial and other institutions operating in the same markets are engaged in national operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Bank.

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

LENDING ACTIVITIES

LOAN PORTFOLIO

The amount of loans outstanding and the percent of the total represented by each type on the dates indicated were as follows:

                                      2003               2002               2001                2000               1999
                                      ----               ----               ----                ----               ----
                                                                    (Dollars in Thousands)
Real Estate Loans:
 Construction                 $  7,305     5.7%  $  7,542      5.4% $  9,827      6.3%  $  7,734     4.6%  $  8,701     5.4%
 Mortgage                       95,710    74.3%    99,890     71.3%  107,006     68.4%   118,488    69.9%   109,086    67.3%
Commercial, Financial and
 Agricultural Loans             15,056    11.7%    18,890     13.5%   22,026     14.1%    22,400    13.2%    21,966    13.6%
Installment and
 Credit Card Loans               9,566     7.4%    12,418      8.9%   16,192     10.4%    19,298    11.4%    21,192    13.1%
Other Loans                         19     0.0%        11      0.0%       67      0.0%        46     0.0%        35     0.0%
Municipal Loans                  1,100     0.9%     1,340      1.0%    1,272      0.8%     1,564     0.9%       978     0.6%
                              --------   -----   --------   ------  --------    -----   --------   -----   --------   -----
  Total                        128,756   100.0%   140,091    100.0%  156,390    100.0%   169,530   100.0%   161,958   100.0%
                                         =====              ======              =====              =====              =====
Less:
 Allowance for Credit Losses     3,825              2,050              1,815               1,331              1,832
                              --------           --------           --------            --------           --------
  Total Net Loans             $124,931           $138,041           $154,575            $168,199           $160,126
                              ========           ========           ========            ========           ========

         The following table shows the maturity and repricing schedule of loans outstanding as of December 31, 2003. The amounts are also classified according to their sensitivity to changes in interest rates:

(Dollars in Thousands)

                                                    After 1
                                       Within     But Within       After
                                       1 Year     Five Years     Five Years       Total
FIXED RATE LOANS:
 Real Estate - Construction           $ 4,168      $ 2,675         $ 393         $ 7,236
 Commercial                             2,273        4,131           504           6,908

ADJUSTABLE RATE LOANS:
 Real Estate - Construction                37           32             -              69
 Commercial                             7,382          766             -           8,148

TOTAL FIXED AND ADJUSTABLE RATE:
 Real Estate - Construction           $ 4,205      $ 2,707         $ 393         $ 7,305
 Commercial                             9,655        4,897           504          15,056

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

         One-to-Four Family Residential Real Estate Loans. As part of the lending activity, the Bank originates permanent loans secured by one-to-four family properties, for owner-occupied and non-owner-occupied, located within the Bank's primary market area. Each of such loans is for the purpose of purchase, refinance, or improvement of the property and is secured by a mortgage on the underlying real estate and improvements thereon. The principal amounts of all loans secured by first lien on one-to-four family properties totaled $35,112,000 as of December 31, 2003.

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

         Real estate mortgage loans make up 80.0% of the Bank's portfolio with a balance of $103,015,000 at December 31, 2003. Real estate construction loans represent 5.7% or $7,305,000 of the real estate loan portfolio at December 31, 2003.

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

         Commercial Loans, including agricultural loans, represent 11.7% or $15,056,000 of the Bank's loan portfolio at December 31, 2003. Municipal loans totaled $1,100,000 or 0.9% of total loans.

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

         Consumer loans, including credit card loans, accounted for $9,566,000 or 7.4% of total loans at December 31, 2003.

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

         The following table presents the aggregate amounts of non-performing loans on the dates indicated:
(in thousands)

                                                                    December 31,
                                         -----------------------------------------------------------------
                                            2003          2002          2001          2000          1999
                                            ----          ----          ----          ----          ----
Non-Accrual                              $  3,510      $  8,446      $  3,455      $    542      $    712
Contractually Past Due 90 Days or More
  as to Principal or Interest                 680           798         2,810         2,587         2,413
                                         --------      --------      --------      --------      --------
                                         $  4,190      $  9,244      $  6,265      $  3,129      $  3,125
                                         ========      ========      ========      ========      ========
Non-Performing Loans to Total Loans          3.25%         6.60%         3.96%         1.85%         1.93%

         Under its written agreement with its banking regulators ("the agreement") with its states that the Bank must develop an acceptable written plan designed to improve the Bank's position on each loan or other asset in excess of $200,000 that was past due 90 days or that was adversely classified in the Report of Inspection and Examination. Asset improvement plans have been prepared for all relationships meeting the above criteria. The plans were prepared with the assistance of an external consulting firm. The Bank's loan committee and the board of directors review the asset improvement plans at inception and monthly thereafter. The Bank also retained an external consultant to review the Bank's loan portfolio. The review was intended to accomplish the following six objectives: 1) Evaluate the overall credit quality of the portfolio, including the borrower's financial strengths, repayment ability and collateral position; 2) evaluate underwriting standards and loan documentation with a summary of all exceptions noted; 3) review compliance to the Board approved loan policies, including lending authority; 4) evaluate the loan grading system and the actual assignment of loan grades; 5) review the adequacy of the Watch List procedures; and 6) evaluate the methodology of the ALLL process for determining adequacy. This review has been completed and the December 31, 2003 financial statements reflect the credit quality findings of this review.

         As of December 31, 2003, in the opinion of management, the Bank did not have any concentration of loans to similarly situated borrowers exceeding 10% of total loans. There were no foreseeable losses relating to other interest-earning assets, except as discussed above.

         At December 31, 2003, the Bank's percentage of non-performing loans to total loans was 3.25% as compared to 6.60% of total loans at December 31, 2002.

SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollars in Thousands)

                                                                  Year Ended December 31,
                                                       2003      2002      2001      2000      1999
                                                       ----      ----      ----      ----      ----
Balance of Allowance at Beginning of Year             $2,050    $1,815    $1,331    $1,832    $1,800
                                                      ------    ------    ------    ------    ------
Loans Actually Charged Off -
 Real Estate - Construction                              141         -         -         -         -
 Real Estate - Mortgage                                  444       317         -         -         -
 Commercial, Financial and Agricultural                1,707       811       281        96       106
 Installment and Credit Card                             284       307       548       890       258
                                                      ------    ------    ------    ------    ------
                                                       2,576     1,435       829       986       364
                                                      ------    ------    ------    ------    ------
Recoveries of Loans Previously Charged Off -
 Real Estate - Construction                                -         -         -         -         -
 Real Estate - Mortgage                                    -         -        11         -         -
 Commercial, Financial and Agricultural                   75       599       458        10         -
 Installment and Credit Card                              96        96        54        55        36
                                                      ------    ------    ------    ------    ------
                                                         171       695       523        65        36
                                                      ------    ------    ------    ------    ------
Net Charge-Offs (Recoveries)                           2,405       740       306       921       328
                                                      ------    ------    ------    ------    ------
Addition to Allowance Charged to Expense               4,180       975       790       420       360
                                                      ------    ------    ------    ------    ------
Balance of Allowance at Year-End                      $3,825    $2,050    $1,815    $1,331    $1,832
                                                      ======    ======    ======    ======    ======
Ratio of Net Charge-Offs to Avg. Loans Outstanding      1.79%     0.51%     0.18%     0.55%     0.21%
Ratio of Allowance for Credit Losses to Total Loans     2.97%     1.46%     1.15%     0.79%     1.14%

         Allowance and Provision for Loan Losses. As noted in the Agreement, the Bank is required to maintain, through charges to current operating income, an adequate reserve for loan losses, and it shall be determined in light of the volume of criticized loans, the current level of past due and nonperforming loans, past loan loss experience, evaluation of the probable losses in the Bank's loan portfolio, including the potential for existence of unidentified losses in loans adversely classified, the imprecision of loss estimates, the requirements of the Interagency Policy Statements on the Allowance for Loan and Lease Losses, dated December 21, 1993 and July 2, 2001, and examiners' criticisms noted in the Report of Inspection and Examination. The Bank's board of directors hired an outside consultant, to evaluate the allowance for loan losses adequacy. This review has been completed and the December 31, 2003 financial statements, in particular, the allowance for loan losses, reflect the credit quality findings of this review.

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

         At year end 2003, the allowance had a balance of $3,825,000, or 2.97% of total loans, compared to $2,050,000, or 1.46% of total loans, at year end 2002. The provision for loan losses was $4,180,000 for the year ended December 31, 2003 compared to $975,000 for the year ended December 31, 2002. The increase in the reserve is the result of the addition to the allowance charged to expense which is the result of the continued high volume of delinquencies in a sluggish economy. The weak economy will continue to affect delinquencies at least through the first half of 2004. The Bank will adjust the provision as necessary based on its quarterly review of the allowance and the lending environment as derived by many factors including the local, regional and national economy.

         All loans charged off during the year ended December 31, 2003 were either consumer, commercial, or real estate mortgages. Management is actively monitoring problem loans and has increased collection efforts to reduce charge-offs in future periods. To assist in reducing charge-offs, the Bank has a loan collection department and a credit analyst. The Bank's Delinquent and Nonaccrual Loans showed substantial improvement for the year 2003. Total Delinquent and Nonaccrual Loans as of December 31, 2002 stood at $15,916,000, while as of December 31, 2003 they stood at $6,948,000. These represented a 56.35% improvement. Should charge-offs increase, management will increase the provision for loan losses in order to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolio. The Bank's three-year history of losses is $2,575,000 in 2003, $1,435,000 in 2002 and $829,000 in 2001. These totals represent a large loss in the commercial area in 2003 and 2002 and in the installment area in 2001.

INVESTMENT PORTFOLIO

         The following table sets forth the value of the Bank's investment securities at the respective year end for each of the last two years.

(Dollars in Thousands)

                                                  December 31, 2003
                                   -----------------------------------------------
                                   Amortized   Unrealized   Unrealized     Fair
                                     Cost        Gains        Losses       Value
                                     ----        -----        ------       -----
Securities Available for Sale -
Agency Securities                  $   4,046   $       39   $        -   $   4,085
Mortgaged Backed Securities           39,837          237          228      39,846
State and Municipal Securities        10,424          700            3      11,121
                                   ---------   ----------   ----------   ---------
  Total                            $  54,307   $      976   $      231   $  55,052
                                   =========   ==========   ==========   =========

                                                  December 31, 2002
                                   -----------------------------------------------
                                   Amortized   Unrealized   Unrealized     Fair
                                     Cost        Gains        Losses       Value
                                     ----        -----        ------       -----
Securities Available for Sale -
Agency Securities                  $   5,493   $      114   $        2   $   5,605
Mortgaged Backed Securities           35,575          674            3      36,246
State and Municipal Securities        11,895          650            -      12,545
                                   ---------   ----------   ----------   ---------
  Total                            $  52,963   $    1,438   $        5   $  54,396
                                   =========   ==========   ==========   =========

         There are no investment securities of any single issuer where the aggregate carrying value of such securities exceeded 10% of shareholders' equity, except those of U. S. Government agencies.

         The following table shows the maturities and weighted average yields of the Bank's investment securities as of December 31, 2003. Mortgage-Backed Securities totaling $39,837,000 with a yield of 3.60% are excluded from the chart due to the uncertainty of prepayment speeds. The weighted average yields on income from tax exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.

                                                              After            After
                                                             1 Year           5 Years
                                       Within              But Within        But Within              After
                                       1 Year                5 Years          10 Years             10 Years
                                       ------                -------          --------             --------
                                  Amt          Yield      Amt     Yield     Amt      Yield       Amt      Yield
                                  ---          -----      ---     -----     ---      -----       ---      -----
                                                            (Dollars in Thousands)
U. S. Government
 Agencies                      $  1,000        6.30%   $  1,000   3.65%  $  2,046    5.80%    $    -
Obligations of
 States and Political
 Subdivisions                     1,181        7.69%      2,441   6.86%     4,856    7.01%      1,947     7.00%
                               --------                --------          --------             -------
  Total                        $  2,181                $  3,441          $  6,902             $ 1,947
                               ========                ========          ========             =======

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

         The following table sets forth the average balances of and average rates paid on deposits for the periods indicated:

(Dollars in Thousands)

                                                             Year Ended December 31,
                                   -------------------------------------------------------------------------------
                                              2003                       2002                      2001
                                              ----                       ----                      ----
                                     Average        Average     Average      Average      Average          Average
                                     Balance         Rate       Balance       Rate        Balance           Rate
                                     -------         ----       -------       ----        -------           ----
Noninterest-Bearing                $   14,603        0.00%     $   14,690     0.00%      $   14,791         0.00%
Savings                                32,687        0.47%         30,186     1.09%          27,697         1.93%
NOW, Super NOW and Plus                34,356        0.49%         33,188     1.01%          28,360         1.64%
Time                                   91,485        2.88%        100,797     3.93%         108,079         5.68%
                                   ----------                  ----------                ----------
  Total                            $  173,131                  $  178,861                $  178,927
                                   ==========                  ==========                ==========

         The maturity distribution of time deposits as of December 31, 2003 was:

                                               Less than         $100,000
                                               $100,000          and Over
                                               --------          --------
                                                 (Dollars In Thousands)
Three Months or Less                           $   11,056      $    4,363
Over Three Months Through Twelve Months            24,796           3,952
Over One Year Through Three Years                  28,522           9,200
Over Three Years                                    3,523             813
                                               ----------      ----------
  Total                                        $   67,897      $   18,328
                                               ==========      ==========

SHORT-TERM BORROWINGS

         The following table sets forth certain information regarding the Bank's short-term borrowed funds at or for the periods ended on the dates indicated.

(Dollars in Thousands)

                                                 2003        2002       2001
                                                 ----        ----       ----
FEDERAL HOME LOAN BANK SHORT-TERM BORROWINGS

 Average Balance Outstanding                   $      0     $  176    $  6,748

 Maximum Amount Outstanding
  at any Month-End During the Period                  0        600       6,925

 Balance Outstanding at End of Period                 0          0         925

 Weighted Average Interest Rate
  During the Period                                 n/a       4.83%       4.43%

 Weighted Average Interest Rate at
  End of Period                                     n/a        n/a        5.06%


REPURCHASE AGREEMENTS

 Average Balance Outstanding                   $  7,097     $4,311    $  3,505

 Maximum Amount Outstanding
  at any Month-End During the Period              9,647      6,318       4,481

 Balance Outstanding at End of Period             7,540      5,946       3,052

 Weighted Average Interest Rate
  During the Period                                1.16%      1.46%       3.22%

 Weighted Average Interest Rate at
  End of Period                                    1.22%      1.04%       1.51%

LONG-TERM DEBT

         The following table sets forth certain information regarding the Bank's long-term debt at or for the periods ended on the dates indicated.

(Dollars in Thousands)

                                              2003       2002         2001
                                              ----       ----         ----
FEDERAL HOME LOAN BANK LONG-TERM DEBT

 Average Balance Outstanding                $  5,962   $  8,827    $ 12,219

 Maximum Amount Outstanding
  at any Month-End During the Period           7,633      9,710      16,676

 Balance Outstanding at End of Period          4,648      7,719       9,791

 Weighted Average Interest Rate
  During the Period                             5.77%      6.94%       7.05%

 Weighted Average Interest Rate at
  End of Period                                 5.48%      6.03%       5.94%

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

                                                                    Change from Prior Year
                                  Years Ended                       ----------------------
                                  December 31,                2003 vs. 2002       2002 vs. 2001
                                  ------------                -------------       -------------
                         2003        2002         2001       Amount   Percent   Amount    Percent
                         ----        ----         ----       ------   -------   ------    -------
                                             (Dollar amounts in thousands)
Interest Income      $  10,830      13,023     16,436       $(2,193)  -16.84%   $(3,413)  -20.77%

Interest Expense         3,378       5,219      8,432        (1,841)  -35.27%    (3,213)  -38.10%
                     ---------      ------     ------       -------             -------
Net Interest Income  $   7,452       7,804      8,004       $  (352)   -4.51%   $  (200)   -2.50%
                     =========      ======     ======       =======             =======

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

                                                                Years Ended December 31,
                              ------------------------------   ---------------------------   ----------------------------
                                           2003                            2002                          2001
                              ------------------------------   ---------------------------   ----------------------------
                                           Interest  Average             Interest  Average             Interest   Average
                                Average    Income/   Yields/   Average   Income/   Yields/   Average   Income/    Yields/
                                Balance    Expense   Rates     Balance   Expense   Rates     Balance   Expense    Rates
                                -------    -------   -----     -------   -------   -----     -------   -------    -----
                                                                 (Dollars in Thousands)
ASSETS

Interest-Earning Assets:

 Investment Securities

  Taxable                     $  44,801    $ 1,635     3.65%  $ 28,916   $ 1,619     5.60%  $ 28,895    $ 1,729     5.98%

  Tax Exempt                     11,404        881     7.73%    13,153       996     7.57%    11,715        895     7.64%

 Federal Funds Sold               8,944         94     1.05%    17,125       277     1.62%    12,112        357     2.95%

 Interest on Deposits
  with Banks                        165          1     0.61%        86         1     1.16%        79          1     1.27%

 Loans                          134,731      8,548     6.34%   146,200    10,506     7.19%   166,941     13,794     8.26%
                              ---------    -------            --------   -------            --------   --------

Total Interest-Earning
 Assets                         200,045     11,159     5.58%   205,480    13,399     6.52%   219,742     16,776     7.63%
                              ---------    -------            --------   -------            --------   --------

Noninterest-Earning Assets:

 Cash and Due from Banks          7,111                          4,965                         4,706

 Premises and Equipment           4,569                          4,835                         4,036

 Other Assets                     1,634                          4,329                         1,988

 Allowance for
  Credit Losses                  (2,898)                        (1,938)                       (1,367)
                              ---------                       --------                      --------

Total Noninterest-Earning
 Assets                          10,416                         12,191                         9,363
                              ---------                       --------                      --------

Total Assets                  $ 210,461                       $217,671                      $229,105
                              =========                       ========                      ========

                                                                Years Ended December 31,
                              ------------------------------   ---------------------------   ----------------------------
                                           2003                            2002                          2001
                              ------------------------------   ---------------------------   ----------------------------
                                           Interest  Average             Interest  Average              Interest   Average
                                Average    Income/   Yields/   Average   Income/   Yields/   Average    Income/    Yields/
                                Balance    Expense   Rates     Balance   Expense   Rates     Balance    Expense    Rates
                                -------    -------   -----     -------   -------   -----     -------    -------    -----
                                                                                 (Dollars in Thousands)
LIABILITIES AND SHAREHOLDERS'
 EQUITY

Interest-Bearing Liabilities:

 Savings Deposits              $ 32,687   $    153     0.47%   $ 30,186   $   328    1.09%   $ 27,697   $   535      1.93%

 NOW, Super NOW, Plus            34,356        167     0.49%     33,188       335    1.01%     28,360       465      1.64%

 Time Deposits                   91,485      2,632     2.88%    100,797     3,957    3.93%    108,496     6,159      5.68%
                               --------   --------             --------   -------            --------   -------

Total Interest-Bearing
 Deposits                       158,528      2,952     1.86%    164,171     4,620    2.81%    164,553     7,159      4.35%

Other Borrowed                   13,059        426     3.26%     13,314       599    4.50%     22,472     1,273      5.66%
                               --------   --------             --------   -------            --------   -------

Total Interest-Bearing
 Liabilities                    171,587      3,378     1.97%    177,485     5,219    2.94%    187,025     8,432      4.51%
                               --------   --------             --------   -------            --------   -------

Noninterest-Bearing
 Liabilities:

 Demand Deposits                 14,603                          14,690                        14,791

 Other Liabilities                  580                           1,012                         2,904
                               --------                        --------                      --------

Total Noninterest-
 Bearing Liabilities             15,183                          15,702                        17,695
                               --------                        --------                      --------

Shareholders ' Equity            23,691                          24,484                        24,385
                               --------                        --------                      --------

Total Liabilities and
 Shareholders' Equity          $210,461                        $217,671                      $229,105
                               ========                        ========                      ========

Net Interest Income
 (Tax Equivalent Basis)                   $  7,781                        $ 8,180                       $ 8,344

Reversal of Tax
 Equivalent Adjustment                        (329)                          (376)                         (340)
                                          --------                        -------                       -------

Net Interest Income                       $  7,452                        $ 7,804                       $ 8,004
                                          ========                        =======                       =======

Net Interest Spread (Tax
 Equivalent Basis)                                     3.61%                         3.58%                           3.12%
                                                       ====                          ====                            ====
Net Interest Margin
(Net Interest Income as a %
 of Interest-Earning Assets,
 Tax Equivalent Basis)                                 3.89%                         3.98%                           3.80%
                                                       ====                          ====                            ====
Net Interest Margin
 (Net Interest Income as a %
 of Interest-Earning Assets)                           3.73%                         3.80%                           3.64%
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

                                     2003 vs 2002                     2002 vs 2001
                                     ------------                     ------------
                                Increase/                         Increase/
                               (Decrease)                        (Decrease)
                            Due to Change in                  Due to Change in
                            ----------------                  ----------------
                                                  Total                              Total
                            Average   Average   Increase/    Average    Average     Increase/
                            Volume     Rate     (Decrease)   Volume      Rate      (Decrease)
                            ------     ----     ----------   ------      ----      ----------
                                (Dollars in Thousands)            (Dollars in Thousands)
Investment Income:

Investment Securities:

 Taxable                     $   41   $   (26)  $     15     $     1   $   (111)    $   (110)

 Tax Exempt                    (136)       21       (115)        109         (8)         101

 Federal Funds

   Sold                        (106)      (78)      (184)        911       (991)         (80)

Interest on Deposits

   with Banks                     1         -          1           -          -            -

Interest and Fees

   on Loans                    (785)   (1,172)    (1,957)     (1,605)    (1,683)      (3,288)
                             ------   -------   --------     -------   --------     --------

Total Interest Income          (985)   (1,255)    (2,240)       (584)    (2,793)      (3,377)
                             ------   -------   --------     -------   --------     --------

Interest Expense:

Interest-Bearing Deposits:


 Savings                         30      (205)      (175)         53       (260)        (207)

 NOW, Super NOW,

   and Plus                      12      (180)      (168)        103       (233)        (130)

 Time                          (341)     (984)    (1,325)       (412)    (1,790)      (2,202)

 Other Borrowed                 (11)     (162)      (173)       (448)      (226)        (674)

 Federal Funds Purchased          -         -          -           -          -            -
                             ------   -------   --------     -------   --------     --------

Total Interest Expense         (310)   (1,531)    (1,841)       (704)    (2,509)      (3,213)
                             ------   -------   --------     -------   --------     --------

Change in Net

 Interest Income             $ (675)  $   276   $   (399)    $   120   $   (284)    $   (164)
                             ======   =======   ========     =======   ========     ========

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

ITEM 2 - PROPERTIES

         The Company owns no property. The Bank's executive offices are located at The Commercial Bank's Corporate Center at 229 E. Second St., Delphos, Ohio, which is owned by the Bank. The Bank operates four branch banking facilities, all of which are owned by the Bank, at the following locations: the Delphos Main Office at 230 E. Second St., Delphos, Ohio, the Elida Branch Office at 105 S. Greenlawn Ave., Elida, Ohio, the Lima Allentown Branch Office at 2600 Allentown Road, Lima, Ohio, and the Lima Cole Street Branch Office at 2285 N. Cole St., Lima, Ohio. All branch offices are full service facilities. All properties are in good working condition and are adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

         The Bank, at any given time, is involved in a number of lawsuits initiated by the Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

         At December 31, 2003, the Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, the Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should the sale result in insufficient proceeds to satisfy the judgment.

         There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The common stock of the Company trades under the symbol COBI, and is not traded on any established securities market. Parties interested in buying or selling the Company's stock are generally referred to Community Banc Investments, New Concord, Ohio (CBI). For 2003 and 2002, bid and ask quotations were obtained from Community Bank Investments which makes a limited market in the Company's stock. The quotations reflect the prices at which purchases and sales of common shares could be made during each period and not inter-dealer prices.

2003         Low Bid    High Bid    Low Ask   High Ask   Dividend Per Share
First Qtr    16.000      16.250      16.500    17.000          .120
Second Qtr   15.375      16.250      15.500    17.000          .120
Third Qtr    14.250      14.250      14.750    16.250          .100
Fourth Qtr   14.250      14.250      15.250    15.250          .000

2003         Low Bid    High Bid    Low Ask   High Ask   Dividend Per Share
First Qtr    15.350      15.600      15.670    22.000          .120
Second Qtr   15.500      16.000      15.750    17.500          .120
Third Qtr    15.500      16.000      16.100    17.000          .120
Fourth Qtr   15.650      16.000      16.000    17.000          .140

         As of February 23, 2004, the Company's common stock was held by 1,089 shareholders of record.

         As of February 23, 2004, there were no equity securities authorized for issuance under compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table sets forth certain information concerning the consolidated financial condition and results of operations for the periods indicated:

                                                         As of and for the years ended December 31,
                                          -----------------------------------------------------------------------
                                             2003            2002           2001           2000           1999
                                          ----------      ----------     ----------     ----------     ----------
                                                                   (Dollars in Thousands)
STATEMENT OF OPERATIONS
Interest Income                           $   10,830      $   13,023     $   16,436     $   17,007     $   15,318
Interest Expense                               3,378           5,219          8,432          8,587          6,921
                                          ----------      ----------     ----------     ----------     ----------
   Net Interest Income                         7,452           7,804          8,004          8,420          8,397
Provision for Loan Losses                      4,180             975            790            420            360
                                          ----------      ----------     ----------     ----------     ----------
Net Interest Income after
   Provision for Loan Losses                   3,272           6,829          7,214          8,000          8,037

Other Income                                   1,686           1,172          1,106            600            639
Operating Expenses                             6,139           5,823          5,662          5,251          5,140
                                          ----------      ----------     ----------     ----------     ----------
   Income/(Loss) before Income Taxes          (1,181)          2,178          2,658          3,349          3,536
Applicable Income Taxes                         (595)            553            725          1,000          1,017
                                          ----------      ----------     ----------     ----------     ----------
   Net Income/(Loss)                      $     (586)     $    1,625     $    1,933     $    2,349     $    2,519
                                          ==========      ==========     ==========     ==========     ==========

STATEMENT OF CONDITION (YEAR END DATA)
Total Assets                              $  207,733      $  218,030     $  218,977     $  223,062     $  218,548
Investment Securities                         55,052          54,396         37,584         40,260         44,796
Loans Receivable                             128,756         140,819        158,174        169,530        161,958
Allowance for Loan Losses                      3,825           2,050          1,815          1,331          1,832
Deposits                                     172,232         178,890        179,657        178,082        169,720
Shareholders' Equity                          22,558          24,350         23,940         23,764         22,473

SELECTED FINANCIAL RATIOS
Return on Average Assets                       -0.28%           0.75%          0.84%          1.06%          1.23%
Return on Average Equity                       -2.47%           6.64%          7.93%         10.15%         11.04%
Tier One Risk-Based Capital                    17.24%          16.88%         15.74%         15.47%         15.43%
Total Risk-Based Capital                       18.52%          18.13%         16.96%         16.34%         16.66%
Tier One Leverage Ratio                        10.49%          10.77%         10.16%         10.61%         10.73%
Dividend Payout Ratio                        -128.33%          68.47%         58.92%         47.52%         42.45%

PER SHARE DATA (1)
Net Income/(Loss)                         $    (0.26)     $     0.73     $     0.85     $     1.01     $     1.06
Book Value                                     10.20           11.01          10.63          10.28           9.57
Cash Dividends Declared                         0.34            0.50           0.50           0.48           0.45

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

         The following are financial highlights for the year 2003 which are discussed in more detail in the following sections of this MD&A:

            - Total delinquencies have decreased by 56.35% from $15,916,000 at December 31, 2002 to $6,948,000 at December 31, 2003. Total delinquency reduction can be credited to the reduction in nonaccrual loans and loans being brought current through workout plans.

            - Total provision expense increased $3,205,000 or 328.72% in 2003 compared to 2002. This increase is the result of net charge-offs in the amount of $2,405,000 and the continued high volume of delinquencies, although the volume of total delinquencies has decreased by $8,968,000 since yearend 2002. The significant increase in the provision for loan losses is also due to the low coverage ratio of the ALLL to nonaccrual loans in prior years, and the increased reserves required on specified credits.

            - Total shareholders equity decreased $1,792,000 from December 31, 2002 to December 31, 2003. This decrease is the result of the net operating loss of $586,000 or $(0.26) per common share for the Year Ended December 31, 2003 and total 2003 cash dividends in the amount of $752,000 or $0.34 per common share.

REGULATORY MATTERS

         Following a regulatory examination in September, 2003, the Company and the Bank entered into The Agreement with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on December 19, 2003. Under the Agreement, the Bank must adopt and implement certain plans, policies and strategies, including loan policies and procedures that monitor risk concentrations and problem credits, a loan review program to assess the Bank's loan portfolio and monitor and address loan deficiencies, an asset improvement plan focusing on loans or other assets in excess of $200,000 or that are past due 90 days or more or adversely qualified, a written plan to monitor and manage the Bank's market risk exposure and a written compliance program. In addition, the Company and the Bank are required to have a capital plan and the directors must submit a written plan to strengthen board oversight. In addition, the Bank is required to maintain adequate valuation reserves for its loans and leases. As described more fully in Note 13 to the 2003 Consolidated Financial Statements included in this Report, the Agreement also prohibits the payment of any dividends without prior regulatory approval.

         In response to the Agreement, the Bank has put an asset improvement plan in place and has prepared and implemented a revised compliance plan. In addition, outside consultants have completed a review of the Bank's loan portfolio, verified the validity of the Bank's market risk models and reviewed and validated the Bank's valuation reserve methodology. The Bank has also retained a consulting firm to search for a new Head of Credit Administration and to assist with the restructuring of the existing loan department. Management is currently in the process of preparing a capital plan and revisions to certain loan policies for submission to the Bank's regulators.

CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the

Company's consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results of operations, and they require management to make estimates that are difficult, subjective, or complex.

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

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2003, the Company had certain off-balance sheet arrangements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

         The Bank committed to purchase two investment securities on a when-issued basis on October 6, 2003 in the amount of $1,000,000 and on November 20, 2003 in the amount of $500,000. Both trades settled on January 26, 2004.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

         The following table shows the payments due by period of long-term debt obligations payable to the Federal Home Loan Bank.

(Dollars in Thousands)

                                                      PAYMENTS DUE BY PERIOD
                                    ----------------------------------------------------------------
                                                   LESS                                        MORE
                                                  THAN 1                                      THAN 5
 CONTRACTUAL OBLIGATIONS            TOTAL          YEAR       1-3 YEARS      3-5 YEARS         YEARS
----------------------------------------------------------------------------------------------------
Long-Term Debt Obligations          4,649         1,506         1,164          1,214            765
---------------------------------------------------------------------------------------------------
     TOTAL                          4,649         1,506         1,164          1,214            765
---------------------------------------------------------------------------------------------------

         Excluded from the table above is $1,500,000 in investment securities that were purchased on a when-issued basis. Due to the uncertainty of prepayment speeds of these types of investment securities, they are intentionally excluded from the chart totals.

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

         For the Bank, the primary sources of liquidity have traditionally been Federal Funds Sold and government securities. However, with the adoption of Statement of Financial Accounting Standard No. 115, effective January 1, 1994, the Bank's Available for Sale Investment Securities are available for liquidity needs. At December 31, 2003 such securities amounted to $55.1 million, at December 31, 2002 such securities amounted to $54.4 million, and at December 31, 2001 such securities amounted to $37.6 million. At December 31, 2003, 2002 and 2001, Federal Funds Sold amounted to $9.7 million, $4.6 million, and $9.7 million, respectively.

         The Bank's residential first mortgage portfolio has been used to collateralize borrowings from the Federal Home Loan Bank as an additional source of liquidity. The Federal Home Loan Bank requires the Bank to pledge 165% of the first mortgage loan portfolio as collateral. The approximate available line of credit from the Federal Home Loan Bank at December 31, 2003 was $35.0 million.

         Management considers its liquidity to be adequate to meet its normal funding requirements and anticipates that it will have sufficient funds available in 2004 from additional sources such as investment security maturities and mortgage-backed securities repayments and deposit accounts.

CAPITAL RESOURCES

         As of December 31, 2003, there were no commitments for capital expenditures within the next twelve months.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2003 that the Bank meets all the capital adequacy requirements to which it is subject.

         As of December 31, 2003, the most recent notification from the FRB, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized; the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the notes to the consolidated financial statements. There are no conditions or events since the most recent notification that management believes have changed either entity's capital category. Management's objective is to maintain a capital portion at or above the "well capitalized" classification under federal banking regulations. The Bank's total risk-adjusted capital ratio, Tier 1 capital ratio and Tier 1 leverage ratio were, 18.52%, 15.68%, and 9.54%, respectively at December 31, 2003.

         As part of the The Agreement, the Bank and the Company were to submit to the Reserve bank and the Division an acceptable joint written plan to achieve and maintain sufficient capital at the holding company and subsidiary. To comply with the Agreement, management of the Bank and the Company has revised the capital plan and it is currently under review by an external consultant and will thereafter be submitted to the regulators.

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

         Through December 31, 2003, the Company's only substantial asset was the investment in the Bank. Accordingly, the remainder of this analysis will concentrate on the Bank.

         There are different factors such as general economic conditions, monetary and fiscal policies and policies of the regulatory authorities that may affect the operating results of the Bank.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002.

         As an overview of the financial condition and results of operation for the Year Ended December 31, 2003, improvements have been made. Nonaccrual loans, as can be seen in Table 1, have decreased by 58.44% since December 31, 2002 and total delinquencies have decreased by 56.35% from December 31, 2002 to December 31, 2003. The reduction in nonaccrual loans can be attributed to $1,760,000 in charge-offs, $2,214,000 in principal reduction, and $953,000 moved to Other Real Estate Owned. Total delinquency reduction can be credited to the reduction in nonaccrual loans and loans being brought current through workout plans.

TABLE 1: Analysis of Delinquencies

(Dollars in Thousands)

                                                      12/31/2003     12/31/2002     12/31/2001     12/31/2000     12/31/1999
Past due 30 to 89 days and still accruing             $    2,758     $    6,672     $    9,863     $    4,502     $    2,004
Past due 90 days or more and still accruing                  680            798          2,810          2,587          2,413
Nonaccrual                                                 3,510          8,446          3,455            542            712
                                                      ----------------------------------------------------------------------
   Total delinquencies                                $    6,948     $   15,916     $   16,128     $    7,631     $    5,129
                                                      ======================================================================
Total Delinquencies as a percentage of total loans          5.40%         11.36%         10.31%          4.50%          3.17%

         Total assets decreased $10,298,000 or 4.72% from $218,030,000 at December 31, 2002 to $207,733,000 at December 31, 2003. This is the result of a $13,110,000 decrease in net loans, a $6,658,000 decrease in total deposits and a $3,071,000 decrease in long-term debt, and a $1,792,000 decrease in total shareholders' equity. The decrease in net loans is due to the amount of 1-4 family residential mortgages sold to the secondary mortgage market and the intentional runoff of higher risk commercial and consumer loans. Due to this decrease in loans and the decreased need for liquidity, deposits were priced to allow runoff as well.

         Investment securities increased $656,000 from $54,396,000 at December 31, 2002 to $55,052,000 at December 31, 2003. This increase is the result of $34,261,000 in purchases less the pay downs from Mortgage-backed securities, a U.S. Agency Bond being called totaling $31,279,000, proceeds from the sale of securities totaling $1,218,000 (gross of gain on sale), net premium amortization of $427,000, and a decrease in the market value of the available-for-sale portfolio of $690,000. As interest rates begin to rebound from over 40 year lows, the market value of the portfolio will continue to decrease, but due to the short average life of 3.64 years and a volatility of -6.00% (in a +300 basis point rate shock), the portfolio will cash flow quickly. The current strategy in the investment portfolio is to keep the duration of the portfolio as short as possible without sacrificing a significant amount of yield. This strategy will be employed until interest rates rebound and the asset quality of the loan portfolio begins to improve.

         Total gross loans decreased 8.09% or $11,335,000 from $140,091,000 at December 31, 2002 to $128,756,000 at December 31, 2003. The breakdown of the loan portfolio is detailed in table 2 below. Significant changes in the portfolio include the decrease in the 1-4 family residential loans secured by first liens which is the result of selling these mortgages to FHLMC. As can be seen in Table 2, secondary market lending to FHLMC continues to grow at a rapid rate. The Bank chose to sell these loans to maintain a competitive low interest rate and to offer a long-term product to consumers. Although these loans are no longer an interest earning asset to the institution, these loans were sold at a gain and will continue to generate service fee income at .25% per month over the life of the loan. Another significant change in the portfolio includes a $1,217,000 increase in the real estate secured by nonfarm, nonresidential properties. This increase is due to management's desire to increase loans secured by real estate which tend to be of less risk in nature. The commercial loan decrease of $3,981,000 or 24.00% is primarily due to the higher risk that these loans carry in a sluggish economy. As these loans were refinanced, they were priced to encourage a controlled amount of runoff. The consumer installment loan decrease is primarily due to the desire to reduce indirect auto loans which also tend to be of greater risk in nature.

TABLE 2: Analysis of Loan Portfolio Composition

(Dollars in Thousands)

          LOAN TYPE                12/31/2003    12/31/2002       CHANGE           %
Construction/Land Development      $    7,305    $    7,542    $     (237)        -3.14%
R/E Secured by Farmland                 4,598         4,627           (29)        -0.63%
Revol Open-end 1-4 Family LOC           5,294         5,476          (182)        -3.32%
1-4 Secured by first                   35,112        39,939        (4,827)       -12.09%
1-4 Secured by Junior                     550           869          (319)       -36.71%
R/E Secured by Multi Family R/E         3,179         3,219           (40)        -1.24%
R/E Secured by Nonfarm, Nonres         46,977        45,760         1,217          2.66%
Ag Loans                                2,449         2,302           147          6.39%
Commercial Loans                       12,607        16,588        (3,981)       -24.00%
Municipal Loans                         1,100         1,340          (240)       -17.91%
Master Card Loans                         566           622           (56)        -9.00%
Other Consumer                              7             1             6        600.00%
Consumer Loans                          8,993        11,795        (2,802)       -23.76%
Overdrafts                                 19            11             8         72.73%
                                   ----------------------------------------------------
  Total Loans                         128,756       140,091       (11,335)        -8.09%
Loan Loss Reserve                       3,825         2,050         1,775         86.59%
                                   ----------------------------------------------------
  Total Net Loans                  $  124,931    $  138,041    $  (13,110)        -9.50%
                                   ====================================================
Serviced FHLMC Mortgages               63,460        45,589        17,871         39.20%
                                   ----------------------------------------------------
  Total Loans Serviced             $  188,391    $  183,630    $    4,761          2.59%
                                   ----------------------------------------------------

         The Allowance for Loan Losses, at December 31 2003 was 2.97% of total loans compared to 1.46% at December 31, 2002. This $1,775,000 increase from December 31, 2002 is the result of a $4,180,000 provision and net charge offs of $2,405,000, increasing the Allowance for Loan Loss from $2,050,000 at December 31, 2002 to $3,825,000 at December 31, 2003. In light of a low coverage ratio of Allowance for Loan and Lease Losses (ALLL) to nonaccrual loans, management increased the provision by $3,205,000 improving the ratio to 108.97% at December 31, 2003 from 24.27% at December 31, 2002. The addition was also due to the continued high volume of $4,190,000 in nonperforming loans that management continues to pursue legally. Although the nonperforming loan balances remain at high levels, these balances have been reduced by $5,054,000 or 54.67% from $9,244,000 at December 31, 2002 to $4,190,000 at December 31, 2003. Management
attributes this significant decrease to not only charge-offs of $2,575,000, but an improvement in the local economy and an increased emphasis on work-out programs. The economy has begun to show signs of improvement through a slight decrease in unemployment and increased capacity at some local manufacturers. Table 3 below illustrates an analysis of the Allowance for Loan and Lease Losses over the past five years.

TABLE 3: Analysis of Changes in Allowance for Loan and Lease Losses

(Dollars in Thousands)

                                                                    Year Ended December 31,
                                                        2003       2002       2001       2000       1999
                                                       ------     ------     ------     ------     ------
Balance of Allowance at Beginning of Year              $2,050     $1,815     $1,331     $1,832     $1,800
                                                       ------     ------     ------     ------     ------
Loans Actually Charged Off -
  Real Estate - Construction                              141          -          -          -          -
  Real Estate - Mortgage                                  444        317          -          -          -
  Commercial, Financial and Agricultural                1,707        811        281         96        106
  Installment and Credit Card                             284        307        548        890        258
                                                       ------     ------     ------     ------     ------
                                                        2,576      1,435        829        986        364
                                                       ------     ------     ------     ------     ------
Recoveries of Loans Previously Charged Off -
  Real Estate - Construction                                -          -          -          -          -
  Real Estate - Mortgage                                    -          -         11          -          -
  Commercial, Financial and Agricultural                   75        599        458         10          -
  Installment and Credit Card                              96         96         54         55         36
                                                       ------     ------     ------     ------     ------
                                                          171        695        523         65         36
                                                       ------     ------     ------     ------     ------
Net Charge-Offs (Recoveries)                            2,405        740        306        921        328
                                                       ------     ------     ------     ------     ------
Addition to Allowance Charged to Expense                4,180        975        790        420        360
                                                       ------     ------     ------     ------     ------
Balance of Allowance at Year-End                       $3,825     $2,050     $1,815     $1,331     $1,832
                                                       ======     ======     ======     ======     ======
Ratio of Net Charge-Offs to Avg. Loans Outstanding       1.79%      0.51%      0.18%      0.55%      0.21%
Ratio of Allowance for Credit Losses to Total Loans      2.97%      1.46%      1.15%      0.79%      1.14%

         Total deposits decreased $6,658,000 or 3.72% from December 31, 2002 to December 31, 2003. Table 4 below shows a breakdown of deposits by type at both December 31, 2002 and December 31, 2003. The reduction in total deposits is the result of an extremely competitive local market for Time Deposits, the internal movement of deposit accounts into Repurchase Agreements which offer additional security for balances over the FDIC insurance limit and a higher rate of interest, and the decreased need for liquidity.

TABLE 4: Deposit Balances by Type

(Dollars in Thousands)

     DEPOSIT TYPE           12/31/2003    12/31/2002    DIFFERENCE            %
Non-interest Bearing DDA    $   15,758    $   16,089    $     (331)         -2.06%
NOW Accounts                    25,016        25,927          (911)         -3.51%
MMKT Savings                    12,139         9,546         2,593          27.16%
Savings                         33,094        30,546         2,548           8.34%
Time Deposits                   86,225        96,782       (10,557)        -10.91%
                            -----------------------------------------------------
  Total Deposits            $  172,232    $  178,890    $   (6,658)         -3.72%
                            =====================================================

         Short-term borrowings, which include Federal Home Loan Bank borrowings with original maturities of less than one year and retail repurchase agreements, increased $1,594,000 from December 31, 2002 to December 31, 2003. Of the $1,594,000 increase, Federal Home Loan Bank borrowings were unchanged while repurchase agreements increased $1,594,000. This increase can be attributed to local businesses seeking interest-bearing transaction accounts that maintain an added benefit of collateralization on balances over the FDIC insurance limit of $100,000. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $3,071,000 or 39.78% from December 31, 2002 to December 31, 2003. This decrease is due to the maturity of two advances totaling $1,993,000 with a weighted average rate of 7.44% and the prepayment and principal amortization of other advances. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB at that time.

         Total shareholders equity decreased $1,792,000 from December 31, 2002 to December 31, 2003. Included in the overall decrease was a decrease in retained earnings of $1,338,000, which was the result of a net loss of $586,000 for the Year Ended December 31, 2003, the payment of $752,000 in dividends, and a decrease of $454,000 in Accumulated Other Comprehensive Income, which is the unrealized gain on the available-for-sale securities portfolio net of tax. No Treasury Stock was repurchased in 2003.

RESULTS OF OPERATIONS

         Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $352,000 for the Year Ended December 31, 2003 from a year ago.

         There was a net loss for the Year Ended December 31, 2003 in the amount of $586,000 or $(0.26) per share. This represents a decrease of 136.06% in net income per share compared to the Year Ended December 31, 2002. Return on average assets was -0.28% for the Year Ended December 31, 2003, down from 0.75% for the Year Ended December 31, 2002. Return on average equity decreased to -2.47% in 2003 from 6.64% in 2002.

         The most significant income statement changes between the Year Ended December 31, 2003 and the Year Ended December 31, 2002 were as follows:

         - The Provision for loan losses increased $3,205,000 or 328.72% from $975,000 for the Year Ended December 31, 2002 to $4,180,000 for the Year Ended December 31, 2003. This increase is the result of net charge-offs in the amount of $2,405,000 and the continued high volume of delinquencies, although the volume of total delinquencies has decreased by $8,968,000 since year end 2002. The significant increase in the provision for loan losses is also due to the low coverage ratio of the ALLL to nonaccrual loans in prior years, and the increased reserves required on specified credits.

         - Net interest income decreased $352,000 or 4.51%. This decline was largely due to a decrease in the yield on earning assets, which was not fully offset by the decrease in the Company's cost of funds. Included in the decrease is a reduction in interest and fees on loans which is the direct result of a decrease in average loan balances of $11,469,000 over the past year as well as a drop in interest rates. The decrease in loan balances is due to the continued high volume of 1 to 4 family residential loans being sold to the secondary market and management pricing higher risk commercial loans to encourage a controlled amount of runoff. Although interest on taxable investment securities has increased by $16,000, the yield on investment securities has decreased to 3.65% for the Year Ended December 31,

            2003 from 5.60% for the Year Ended December 31, 2002. The most significant decrease in yield on taxable securities is attributable to the low interest rate environment and the increase in premium amortization, which is a direct result of the increase in prepayment speeds on mortgage-backed securities.

         - Total non-interest income increased $514,000 for the Year Ended December 31, 2003 versus the same period in 2002. Of the $514,000 increase, gain on sale of loans increased $248,000. This increase is the result of the increased volume of real estate loans that have been sold to the Federal Home Loan Mortgage Corporation due to a continued high demand for low interest rate, long-term 1 to 4 family residential mortgages. The increase in serviced FHLMC loan balances from year end noted in Table 2 above. Mortgage service rights, net of impairments also increased $232,000 from 2002 to 2003 as a direct result of the high volume of mortgage sales to the Federal Home Loan Mortgage Corporation. Service charges on deposit accounts increased $51,000 in 2003 as a result of an increase in fees.

         - Total non-interest expense increased $315,000 or 5.41% from $5,824,000 for the Year Ended December 31, 2002 to $6,139,000 for the Year Ended December 31, 2003. This increase is due to a $101,000 increase in salaries and employee benefits, of which, health insurance costs increased by $142,000 or 29.89%. The increase is also due to a $59,000 increase in legal and professional fees, which is due in part to the additional consultations as required by the Agreement among the Federal Reserve, the Bank and Company. Other expense increased by $91,000 or 13.60%. This increase is due to the loss on sale of other real estate owned in the amount of $34,000, an increase of $20,000 in repossession expense, an increase of $23,000 in FDIC assessments, and an increase of $14,000 in postage and freight.

         - Income tax expense decreased $1,147,000 for the year ended December 31, 2003. This is a direct result of the decrease in net income before tax.

COMPARISON OF FINANCIAL CONDITION AND OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

         The Bank reported net income for the fiscal year 2002 of $1,625,000 compared to $1,933,000 in fiscal year 2001. Significant changes from 2001 to 2002 included a reduction of $200,000 in net interest income which is the result of a decrease in higher interest rate loan balances of $17,355,000 and reinvestment of $16,812,000 of the proceeds into lower interest rate investment securities. Other significant changes included an increase in the provision for loan losses of $185,000 due to an increase in charge-offs and classified assets. Non-interest income during the fiscal year 2002 increased $188,000 as the result of the increased demand for lower interest rate secondary market mortgage loans.

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

         The provision for loan losses was $975,000 in fiscal year 2002, an increase of $185,000 from the 2001 fiscal year. Management increased the provision for loan losses due to an increase in loan delinquencies and due to substantial charge-offs in fiscal year 2002. Due to local economic conditions, the increase in non-accrual loan balances of $5,001,000 and the charge off of $1,435,000 forced management to put the $975,000 into the allowance for loan and lease losses in 2002.

         Noninterest income increased $65,000 from $1,107,000 in fiscal year 2001 to $1,172,000 in fiscal year 2002. Gain on sale of loans decreased $126,000 from $368,000 in 2001 to $242,000 in 2002. This decrease was attributed to a $122,000 impairment on mortgage service rights to reduce the intangible asset to the lower of cost or market. The increase in the gain on sale of loans was due to the sale of $24.0 million in real estate residential mortgages to the Federal Home Loan Mortgage Corporation with servicing retained. Other income increased $184,000 or 72.4% from $254,000 in 2001 to $438,000 in 2002. Net realized gains on sales of available-for-sale securities increased from $0 in 2001 to $8,000 in 2002 as the result of the sale of $610,000 in GNMA mortgage-backed pools.

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

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to interest rate sensitivity analysis, credit quality and other financial and business matters for 2004 and, in certain instances, subsequent periods. These forward-looking statements are not historical facts and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that are difficult to predict, may be beyond our control and could cause actual results to differ materially from those currently anticipated. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: Continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and changes in the interest rate environment that reduce interest margins. You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

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

         Unlike industrial companies, virtually all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

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

ITEM 7A - ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Closely related to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. Management considers interest rate risk to be the Bank's most significant market risk. Interest rate risk is the exposure to adverse changes in the net interest income of the Bank as a result of changes in interest rates. Consistency in the Bank's earnings is largely dependent on the effective management of interest rate risk. The Bank manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. There are several the institution can manage interest rate risk including: 1) matching repricing periods for new assets and liabilities, for example, by shortening terms of new loans or investments; 2) selling existing assets or repaying certain liabilities; and 3) hedging existing assets, liabilities, or anticipated transactions. An institution might also invest in more complex financial instruments intended to hedge or otherwise change interest rate risk. Interest rate swaps, futures contacts, options on futures contracts, and other such derivative financial instruments can be used for this purpose. Because these instruments are sensitive to interest rate changes, they require management's expertise to be effective. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments.

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

         The following table sets forth the cumulative maturity distributions as of December 31, 2003 of the Bank's interest-earning assets and interest-bearing liabilities, its interest rate sensitivity gap, cumulative interest rate sensitivity gap for such assets and liabilities, and cumulative interest rate sensitivity gap as a percentage of total interest-earning assets. This table indicates the time periods in which certain interest-earning assets and certain interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.

         This table, however, does not necessarily indicate the impact of general interest rate movements on the Bank's net interest yield because the repricing of various categories of assets and liabilities is discretionary and is subject to competition and other pressures. As a result, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times and different rate levels. Subject to these qualifications, the table reflects a negative gap for assets and liabilities maturing or repricing in 2004. The negative gap does not necessarily indicate that the bank is experiencing excessive interest rate risk. During periods of decreasing interest rates, it is appropriate to show a negative gap which indicates that interest bearing liabilities are repricing at a faster rate than interest bearing assets, thus improving net interest margin. In times of increasing interest rates, it is appropriate to show a positive gap so that interest bearing assets are repricing at a faster rate than interest bearing liabilities, thus improving net interest margin. One factor that this table does not consider is the loan and investment security prepayment speeds which have an impact on gap.

         As part of the Agreement, the Bank was to devise an acceptable written program to effectively identify, measure, monitor, and manage the Bank's market risk exposure (satisfying the requirements of the Joint Policy Statement on Interest Rate Risk, dated May 23, 1996). In response, the Bank contracted with an external consultant to validate the Bank's interest rate risk program. In December 2003, the consultant validated the Bank's interest rate risk models and all necessary adjustments were made.

         Management's Asset/Liability Management Committee monitors the Bank's interest rate sensitivity position. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities.

(Dollars in Thousands)

                                        3 months      3 - 12       1 - 3        3 - 5        over 5
                                         or less      months       years        years         years        Total
                                        --------     --------     --------     --------     --------     --------
Interest-Earning Assets:
  Loans                                 $ 28,490     $ 15,093     $ 36,897     $ 22,383     $ 25,893     $128,756
  Investment Securities                    2,650        9,049       11,764       16,187       15,402       55,052
  Federal Funds Sold                       9,708            -            -            -            -        9,708
  Interest-Bearing Balances -
    in Other Depository Institutions         174            -            -            -            -          174
                                        --------     --------     --------     --------     --------     --------
      Total                             $ 41,022     $ 24,142     $ 48,661     $ 38,570     $ 41,295     $193,690
                                        ========     ========     ========     ========     ========     ========

Interest-Bearing Liabilities:
  Savings Deposits                      $  3,619     $ 11,308     $ 15,153     $ 15,153     $      -     $ 45,233
  Checking Deposits                        4,253       12,508        4,128        4,128            -       25,016
  Time Deposits                           16,906       27,871       37,112        4,336            -       86,225
  Short Term Borrowings                    1,282        3,770        1,244        1,244            -        7,540
  Long Term Debt                               -          461        1,935        1,000        1,253        4,649
                                        --------     --------     --------     --------     --------     --------
      Total                             $ 26,059     $ 55,918     $ 59,572     $ 25,861     $  1,253     $168,663
                                        ========     ========     ========     ========     ========     ========

Interest Rate
  Sensitivity Gap                       $ 14,963     $(31,776)    $(10,911)    $ 12,709     $ 40,042     $ 25,027
Cumulative Interest Rate
  Sensitivity Gap                         14,963      (16,813)     (27,724)     (15,015)      25,027
Cumulative Interest Rate
  Sensitivity Gap as a
  Percentage of Total
  Interest-Earning Assets                   7.73%       -8.68%      -14.31%       -7.75%       12.92%

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  COMBANC, INC.

            Accountants' Report and Consolidated Financial Statements

                           December 31, 2003 and 2002

                                  COMBANC, INC.

                           DECEMBER 31, 2003 AND 2002

CONTENTS

INDEPENDENT ACCOUNTANTS' REPORT...........................................    39

CONSOLIDATED FINANCIAL STATEMENTS
    Balance Sheets........................................................    40
    Statements of Operations..............................................    41
    Statements of Shareholders' Equity....................................    42
    Statements of Cash Flows..............................................    43
    Notes to Financial Statements.........................................    44

[BKD LLP LOGO]
                                                   312 Walnut Street, Suite 3000
                                                   Cincinnati, Oh 45202
                                                   513 621-8300 Fax 513 621-8345
                                                   BKD.COM

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and
Board of Directors
ComBanc, Inc.
Delphos, Ohio

We have audited the accompanying consolidated balance sheets of ComBanc, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ComBanc, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                                BKD.LLP

SOLUTIONS
FOR
SUCCESS

Cincinnati, Ohio
January 30, 2004

                                               [A MEMBER OF MOORES ROWLAND LOGO]

                                  COMBANC, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                        2003                   2002
                                                                                   -------------------------------------
ASSETS

     Cash and due from banks                                                       $   8,123,029           $  12,095,880
     Federal funds sold                                                                9,708,000               4,624,000
     Interest-bearing demand deposits                                                    173,501                 205,261
                                                                                   -------------           -------------
         Cash and cash equivalents                                                    18,004,530              16,925,141
     Investment securities, available for sale                                        55,052,117              54,396,182
     Loans held for sale                                                                      --                 728,483
     Loans, net of allowance for loan losses of $3,824,749 and
       $2,049,855                                                                    124,931,288             138,040,877
     Premises and equipment                                                            4,432,070               4,688,849
     Federal Reserve and Federal Home Loan Bank stock                                  2,011,800               1,790,800
     Interest receivable                                                                 759,996                 949,640
     Other assets                                                                      2,540,950                 510,505
                                                                                   -------------           -------------

              Total assets                                                         $ 207,732,751           $ 218,030,477
                                                                                   =============           =============

LIABILITIES

     Deposits
         Noninterest bearing                                                       $  15,758,386           $  16,089,113
         Interest bearing                                                            156,473,983             162,801,348
                                                                                   -------------           -------------
              Total deposits                                                         172,232,369             178,890,461
     Short-term borrowings                                                             7,539,653               5,946,334
     Long-term debt                                                                    4,648,873               7,719,384
     Interest payable                                                                    392,174                 571,707
     Other liabilities                                                                   361,424                 552,119
                                                                                   -------------           -------------

              Total liabilities                                                      185,174,493             193,680,005
                                                                                   -------------           -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Common stock, no par value
         Authorized -- 5,000,000 shares
         Issued - 2,376,000 shares
         Outstanding -- 2,211,014 shares                                               1,237,500               1,237,500
     Paid-in capital                                                                   1,512,500               1,512,500
     Retained earnings                                                                22,033,905              23,371,495
     Accumulated other comprehensive income                                              491,193                 945,817
     Treasury stock, at cost - 164,986 shares                                         (2,716,840)             (2,716,840)
                                                                                   -------------           -------------

              Total shareholders' equity                                              22,558,258              24,350,472
                                                                                   -------------           -------------

              Total liabilities and shareholders' equity                           $ 207,732,751           $ 218,030,477
                                                                                   =============           =============

See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003                  2002                  2001
                                                           ---------------------------------------------------------
INTEREST INCOME
    Loans receivable                                       $  8,518,698           $ 10,469,007          $ 13,759,074
    Investment securities
        Taxable                                               1,635,328              1,619,031             1,728,750
        Tax exempt                                              581,183                656,975               591,066
    Federal funds sold                                           94,101                276,839               356,546
    Deposits with financial institutions                          1,041                    815                 1,063
                                                           ------------           ------------          ------------

             Total interest income                           10,830,351             13,022,667            16,436,499
                                                           ------------           ------------          ------------

INTEREST EXPENSE
    Deposits                                                  2,952,357              4,619,285             7,159,348
    Short-term borrowings                                        82,393                 63,006               412,174
    Long-term debt                                              343,563                536,078               861,200
                                                           ------------           ------------          ------------

             Total interest expense                           3,378,313              5,218,369             8,432,722
                                                           ------------           ------------          ------------

NET INTEREST INCOME                                           7,452,038              7,804,298             8,003,777
    Provision for loan losses                                 4,180,000                975,000               790,200
                                                           ------------           ------------          ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                      3,272,038              6,829,298             7,213,577
                                                           ------------           ------------          ------------

OTHER INCOME
    Service charges on deposit accounts                         535,367                483,774               484,356
    Net realized gains on sales of available-for-
         sale securities                                          7,726                  8,416                    --
    Gain on sale of loans                                       490,438                242,091               368,049
    Other income                                                652,720                437,876               254,151
                                                           ------------           ------------          ------------

             Total other income                               1,686,251              1,172,157             1,106,556
                                                           ------------           ------------          ------------

OTHER EXPENSES
    Salaries and employee benefits                            3,149,950              3,049,302             2,879,048
    Net occupancy expenses                                      383,903                384,888               306,709
    Equipment expenses                                          346,837                313,845               235,700
    Data processing fees                                        374,912                369,340               317,226
    Advertising                                                 168,766                137,426               168,942
    Printing and office supplies                                153,711                177,978               174,837
    Legal and professional fees                                 304,267                244,770               393,692
    Dues and memberships                                        263,134                245,064               245,033
    State taxes                                                 233,638                231,881               245,622
    Other expenses                                              759,543                669,022               694,979
                                                           ------------           ------------          ------------

             Total other expenses                             6,138,661              5,823,516             5,661,788
                                                           ------------           ------------          ------------

INCOME BEFORE INCOME TAX                                     (1,180,372)             2,177,939             2,658,345
    Income tax expense (benefit)                               (594,527)               552,611               725,155
                                                           ------------           ------------          ------------

NET INCOME (LOSS)                                          $   (585,845)          $  1,625,328          $  1,933,190
                                                           ============           ============          ============

EARNINGS (LOSS) PER SHARE                                  $       (.26)          $        .73          $        .85

WEIGHTED-AVERAGE SHARES OUTSTANDING                        $  2,211,014           $  2,226,505          $  2,280,383

See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                          ACCUMULATED
                                                                                             OTHER
                                     COMMON      PAID-IN   COMPREHENSIVE    RETAINED     COMPREHENSIVE    TREASURY
                                      STOCK      CAPITAL       INCOME       EARNINGS        INCOME          STOCK         TOTAL
                                   ------------------------------------------------------------------------------------------------

BALANCES, JANUARY 1, 2001          $1,237,500  $1,512,500                  $22,064,651    $    132,428   $(1,182,939)  $ 23,764,140
  Comprehensive income
      Net income                                            $ 1,933,190      1,933,190                                    1,933,190
      Other comprehensive
         income, net of tax
           Unrealized gains
              on securities                                     283,352                        283,352                      283,352
                                                             ----------
  Comprehensive income                                      $ 2,216,542
                                                             ==========
  Cash dividends ($.50 per                                                  (1,138,995)                                  (1,138,995)
     share)
  Purchase of treasury stock                                                                                (901,941)      (901,941)
                                   ----------  ----------                  -----------    ------------   -----------   ------------

BALANCES, DECEMBER 31, 2001         1,237,500   1,512,500                   22,858,846         415,780    (2,084,880)    23,939,746
  Comprehensive income
      Net income                                            $ 1,625,328      1,625,328                                    1,625,328
      Other comprehensive
         income, net of tax
           Unrealized gains
              on securities                                     530,037                        530,037                      530,037
                                                            -----------
  Comprehensive income                                      $ 2,155,365
                                                            ===========
  Cash dividends ($.50 per share)                                           (1,112,679)                                  (1,112,679)
  Purchase of treasury stock                                                                                (631,960)      (631,960)
                                   ----------  ----------                  -----------    ------------   -----------   ------------

BALANCES, DECEMBER 31, 2002         1,237,500   1,512,500                   23,371,495         945,817    (2,716,840)    24,350,472
  Comprehensive loss
      Net loss                                              $  (585,845)      (585,845)                                    (585,845)
      Other comprehensive
         income, net of tax
           Unrealized
              losses on                                        (454,624)                      (454,624)                    (454,624)
                                                            -----------
              securities
  Comprehensive loss                                        $(1,040,469)
                                                            ===========
  Cash dividends ($.34 per share)                                             (751,745)                                    (751,745)
                                   ----------  ----------                  -----------    ------------   -----------   ------------

BALANCES, DECEMBER 31, 2003        $1,237,500  $1,512,500                  $22,033,905    $    491,193   $(2,716,840)  $ 22,558,258
                                   ==========  ==========                  ===========    ============   ===========   ============

See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003                   2002                   2001
                                                                  ----------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                             $   (585,845)          $  1,625,328           $  1,933,190
    Items not requiring (providing) cash
        Provision for loan losses                                    4,180,000                975,000                790,200
        Depreciation and amortization                                  392,856                408,487                270,804
        Deferred income tax                                           (535,265)                38,000                (24,000)
        Investment securities amortization (accretion), net            426,946                 95,003                 23,472
        Investment securities gains                                     (7,726)                (8,416)                    --
        Loss on sale of equipment                                           --                 23,698                     --
        FHLB stock dividends                                           (69,200)               (97,100)               (84,300)
        Proceeds from sale of loans held for sale                   42,352,520             33,123,405             22,260,795
        Originations of loans held for sale                        (41,133,599)           (31,826,122)           (23,676,421)
        Gain from sale of loans                                       (490,438)              (242,091)              (368,049)
          Interest receivable                                          189,644                401,253                482,178
          Interest payable                                            (179,533)              (411,969)              (116,693)
          Other assets                                              (1,495,183)               197,890               (297,073)
          Other liabilities                                             43,505               (388,090)               157,102
                                                                  ------------           ------------           ------------

             Net cash provided by operating activities               3,088,682              3,914,276              1,351,205
                                                                  ------------           ------------           ------------

INVESTING ACTIVITIES

    Purchases of securities available for sale                     (34,260,581)           (32,775,427)           (17,160,699)
    Proceeds from maturities of securities available for
       sale                                                         31,278,852             16,061,194             20,242,332
    Proceeds from sales of securities available for sale             1,217,751                618,535                     --
    Net change in loans                                              8,929,589             15,559,035             12,833,442
    Proceeds from sale of equipment                                         --                 35,058                     --
    Purchases of premises and equipment                               (136,076)              (262,624)            (2,493,010)
    Purchases of Federal Reserve stock                                (151,800)                    --                     --
                                                                  ------------           ------------           ------------

             Net cash provided by (used in) investing
                activities                                           6,877,735               (764,229)            13,422,065
                                                                  ------------           ------------           ------------

FINANCING ACTIVITIES
    Net change in
        Noninterest-bearing, interest-bearing demand and
           savings deposits                                          3,898,909              7,683,519              2,499,501
        Certificates and other time deposits                       (10,557,001)            (8,449,726)              (925,143)
        Short-term borrowings                                        1,593,320              1,969,390             (5,281,663)
    Proceeds of long-term debt                                              --              2,894,390              3,500,000
    Repayment of long-term debt                                     (3,070,511)            (4,966,262)            (4,093,419)
    Cash dividends                                                    (751,745)            (1,112,679)            (1,138,995)
    Purchase of stock                                                       --               (631,960)              (901,941)
                                                                  ------------           ------------           ------------

             Net cash used in financing activities                  (8,887,028)            (2,613,328)            (6,341,660)
                                                                  ------------           ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              1,079,389                536,719              8,431,610

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        16,925,141             16,388,422              7,956,812
                                                                  ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $ 18,004,530           $ 16,925,141           $ 16,388,422
                                                                  ============           ============           ============

ADDITIONAL CASH FLOWS INFORMATION

    Interest paid                                                 $  3,557,846           $  5,630,338           $  8,549,415

    Income tax paid                                               $         --           $    445,000           $    946,000

See Notes to Consolidated Financial Statements

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2003, 2002, AND 2001
                      (Table Dollar Amounts in Thousands)


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

     LOANS

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at ninety days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

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

                                 COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2003, 2002, AND 2001
                      (Table Dollar Amounts in Thousands)

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

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

INCOME TAX

         Income tax in the consolidated statement of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

EARNINGS PER SHARE

         Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. The Company has no common stock equivalents.

NOTE 2: RESTRICTION ON CASH AND DUE FROM BANKS

         The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $1,043,000.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 3: INVESTMENT SECURITIES

                                                    2003
                                            GROSS        GROSS
                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                               COST         GAINS        LOSSES        VALUE
                             -----------------------------------------------
Available for sale
    Federal agencies         $ 4,046      $    39      $    --       $ 4,085
    State and municipal       10,424          700           (3)       11,121
    Mortgage-backed
      securities              39,837          237         (228)       39,846
                             -------      -------      -------       -------
       Total investment
          securities         $54,307      $   976      $  (231)      $55,052
                             =======      =======      =======       =======

                                                   2002
                                            GROSS        GROSS
                             AMORTIZED    UNREALIZED   UNREALIZED         FAIR
                               COST         GAINS        LOSSES           VALUE
                             ---------------------------------------------------
Available for sale
    Federal agencies         $  5,493      $    114      $     (2)      $  5,605
    State and municipal        11,895           650                       12,545
    Mortgage-backed
      securities               35,575           674            (3)        36,246
                             --------      --------      --------       --------
       Total investment
          securities         $ 52,963      $  1,438      $     (5)      $ 54,396
                             ========      ========      ========       ========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

         The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             AMORTIZED
                                               COST             FAIR VALUE
                                           -------------------------------
Within one year                            $     2,181        $     2,200
One to five years                                3,441              3,619
Five to ten years                                6,902              7,296
After ten years                                  1,946              2,091
                                           -----------        -----------
                                                14,470             15,206
Mortgage-backed securities                      39,837             39,846
                                           -----------        -----------

       Totals                              $    54,307        $    55,052
                                           ===========        ===========

         Securities with a carrying value of $27,522,000 and $23,925,000, and fair value of $28,052,000 and $24,770,000, were pledged at December 31, 2003 and 2002 to secure certain deposits and for other purposes as permitted or required by law.

         Gross gains of $22,000 and $8,000 and gross losses of $14,000 and $0 resulting from sales of available-for-sale securities were realized for 2003 and 2002, respectively.

         Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $25,743,000, which is approximately 47% of the Company's available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

         Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

         Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

         Securities with unrealized losses at December 31, 2003 were as follows:

                           LESS THAN 12 MONTHS         12 MONTHS OR LONGER                TOTAL
                         ---------------------------------------------------------------------------------
                                       UNREALIZED                  UNREALIZED                  UNREALIZED
                         FAIR VALUE      LOSSES      FAIR VALUE      LOSSES      FAIR VALUE      LOSSES
                         ---------------------------------------------------------------------------------
AVAILABLE FOR SALE
   SECURITIES:
      State and
        municipal        $       625   $       (3)   $        --   $        --   $       625   $        (3)

      Mortgage-backed
        securities            24,245         (216)           873           (12)       25,118          (228)
                         -----------   ----------    -----------   -----------   -----------   -----------

                         $    24,870   $     (219)   $       873   $       (12)  $    25,743   $      (231)
                         ===========   ==========    ===========   ===========   ===========   ===========

NOTE 4: LOANS AND ALLOWANCE

                                                                     2003           2002
                                                                  --------------------------
Commercial and industrial loans                                   $  12,607       $  16,588
Real estate loans (includes $4,598,000 and $4,627,000
   secured by farmland)                                              95,710          99,890
Construction loans                                                    7,305           7,542
Agricultural production financing and other loans to farmers          2,449           2,302
Individuals' loans for household and other personal
   expenditures                                                       9,566          12,418
Tax-exempt loans                                                      1,100           1,340
Other loans                                                              19              11
                                                                  ---------       ---------

                                                                    128,756         140,091
Allowance for loan losses                                            (3,825)         (2,050)
                                                                  ---------       ---------

       Total loans                                                $ 124,931       $ 138,041
                                                                  =========       =========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

                                                          2003          2002          2001
                                                        -----------------------------------
Allowance for loan losses
       Balances, January 1                              $ 2,050       $ 1,815       $ 1,331
       Provision for losses                               4,180           975           790
       Recoveries on loans                                  171           695           523
       Loans charged off                                 (2,576)       (1,435)         (829)
                                                        -------       -------       -------

       Balances, December 31                            $ 3,825       $ 2,050       $ 1,815
                                                        =======       =======       =======

Information on impaired loans is summarized below.

                                                           2003          2002          2001
                                                        -----------------------------------
Impaired loans with an allowance                        $ 3,044       $ 2,062       $ 2,046
Impaired loans for which the discounted
      cash flows or collateral value exceeds
      the carrying value of the loan                      1,121         7,496         2,238
                                                        -------       -------       -------

          Total impaired loans                          $ 4,165       $ 9,558       $ 4,284
                                                        =======       =======       =======

Allowance for impaired loans (included in
      the Company's allowance for loan
      losses)                                           $   871       $   377       $   651
                                                        =======       =======       =======

                                                           2003          2002          2001
                                                        -----------------------------------
Average balance of impaired loans                       $ 5,317       $ 9,689       $ 4,352
Interest income recognized on impaired
      loans                                                 105           209           102
Cash-basis interest included above                          110           219            90

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $680,000 and $798,000, respectively. Non-accruing loans at December 31, 2003 and 2002 were $3,510,000 and $8,446,000, respectively.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 5: PREMISES AND EQUIPMENT

                                2003          2002
                              ---------------------
Land and improvements         $   481       $   481
Buildings                       4,782         4,769
Equipment                       2,525         2,661
                              -------       -------

       Total cost               7,788         7,911
Accumulated depreciation       (3,356)       (3,222)
                              -------       -------

       Net                    $ 4,432       $ 4,689
                              =======       =======

NOTE 6: LOAN SERVICING

         Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $63,460,000 and $45,589,000 at December 31, 2003 and 2002, respectively.

         The aggregate fair value of capitalized mortgage servicing rights at December 31, 2003 and 2002 totaled $535,096 and $302,657. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

                                           2003        2002
                                          -----------------
Mortgage Servicing Rights
    Balances, beginning of year           $ 303       $ 240
    Servicing rights capitalized            425         257
    Amortization of servicing rights        (84)        (72)
                                          -----       -----
                                            644         425
    Valuation allowance                    (109)       (122)
                                          -----       -----

    Balances, end of year                 $ 535       $ 303
                                          =====       =====

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

Activity in the valuation allowance for mortgage servicing rights was as follows:

                                    2003            2002
                                -------------------------
Balance, beginning of year      $ 122,072       $      --
    Additions                      53,228         122,072
    Reductions                    (65,980)             --
    Direct write downs                 --              --
                                ---------       ---------

Balance, end of year            $ 109,320       $ 122,072
                                =========       =========

NOTE 7:  DEPOSITS

                                                                 2003          2002
                                                              ----------------------
Demand deposits                                               $ 40,774      $ 42,017
Savings deposits                                                45,233        40,091
Certificates and other time deposits of $100,000 or more        18,327        20,788
Other certificates and time deposits                            67,898        75,994
                                                              --------      --------

       Total deposits                                         $172,232      $178,890
                                                              ========      ========

Certificates and other time deposits maturing in years
  ending December 31
2004                                                            $44,167
2005                                                             28,696
2006                                                              9,026
2007                                                              1,142
2008                                                              3,194
                                                                -------

                                                                $86,225
                                                                =======

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 8: SHORT-TERM BORROWINGS

                                                             2003        2002
                                                            -----------------
Securities sold under repurchase agreements                 $7,540      $5,946
                                                            ======      ======

         Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by federal agencies, mortgage-backed securities, and municipal bonds and such collateral is held by the Federal Reserve Bank and Fifth Third Bank. The maximum amount of outstanding agreements at any month-end during 2003 and 2002 totaled $9,647,000 and $6,318,000 and the daily average of such agreements totaled $7,097,000 and $4,311,401. The agreements at December 31, 2003, mature daily.

NOTE 9: LONG-TERM DEBT

                                                                                   2003                2002
                                                                                ------------------------------
Federal Home Loan Bank advances, fixed rates ranging from 4.56% to
  6.90%, due at various dates through July, 2014                                $   4,649             $  7,719
                                                                                =========             ========

         The terms of a security agreement with the FHLB require the Bank to pledge as collateral qualifying first mortgage loans in an amount equal to 165 percent of FHLB advances. Advances are subject to restrictions or penalties in the event of repayment.

Maturities in years ending December 31
2004                                            $  1,506
2005                                                 788
2006                                                 376
2007                                                 103
2008                                               1,110
Thereafter                                           766
                                                --------

                                                $  4,649
                                                ========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 10: INCOME TAX

                                                   2003       2002         2001
                                                  ------------------------------
Income tax expense (benefit)
    Currently payable
       Federal                                    $ (66)      $ 492       $ 724
       State                                          6          23          25
    Deferred                                       (535)         38         (24)
                                                  -----       -----       -----

          Total income tax expense
               (benefit)                          $(595)      $ 553       $ 725
                                                  =====       =====       =====

Reconciliation of federal statutory to
   actual tax expense
    Federal statutory income tax at 34%           $(401)      $ 740       $ 904
    Tax exempt interest                            (202)       (222)       (190)
    Nondeductible expenses                            2           7           3
    Effect of state income taxes                      4          15          16
    Other                                             2          13          (8)
                                                  -----       -----       -----

       Actual tax expense (benefit)               $(595)      $ 553       $ 725
                                                  =====       =====       =====

A cumulative net deferred tax asset (liability) is included in the balance sheets. The components of the asset are as follows:

                                                2003          2002
                                              ---------------------
ASSETS

    Allowance for loan losses                 $ 1,057       $   435
    Alternative minimum tax credit                 26            --
    Deferred compensation                          43            37
                                              -------       -------

       Total assets                             1,126           472
                                              -------       -------

LIABILITIES

    Depreciation                                 (166)         (135)
    Mortgage servicing rights                    (182)         (103)
    Accretion of investment discounts              (5)          (20)
    FHLB stock dividend basis difference         (164)         (140)
    Unrealized gain on securities                (253)         (487)
                                              -------       -------

       Total liabilities                         (770)         (885)
                                              -------       -------

                                              $   356       $  (413)
                                              =======       =======

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 11: OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) components and related taxes were as follows:

                                                2003        2002        2001
                                               -----------------------------
Unrealized gains (losses) on securities
   available for sale                          $(681)      $ 811       $ 429
Reclassification for realized amount
   included in income                              8           8          --
                                               -----       -----       -----
       Other comprehensive income (loss),
          before tax effect                     (689)        803         429
Tax expense (benefit)                            234        (273)       (146)
                                               -----       -----       -----

       Other comprehensive income (loss)       $(455)      $ 530       $ 283
                                               =====       =====       =====

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

         Financial instruments whose contract amount represents credit risk as of December 31 were as follows:

                                    2003         2002
                                  --------------------
Commitments to extend credit      $20,252      $21,278
Standby letters of credit             518          665

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

         The Bank committed to purchase an investment security on a when-issued basis on November 20, 2003 in the amount of $1,500,000. The settle date occurred on January 26, 2004.

         The Bank had federal funds sold to Great Lakes Bankers Bank in the amount of $9,708,000 and $8,973,000 at December 31, 2003 and 2002.

         The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

NOTE 13: DIVIDEND AND CAPITAL RESTRICTIONS

         On December 24, 2003, the Company and the Bank announced they entered into a Written Agreement (Agreement) with the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions on December 18, 2003. The Agreement was the result of an examination of the Bank conducted in September 2003.

         As part of the Written Agreement between the Company, the Bank, the Ohio Division of Financial Institutions, and the Federal Reserve Bank of Cleveland, the Bank is prohibited from paying dividends to the Company without prior regulatory approval. Also, the Company is prohibited from paying common stock dividends without prior regulatory approval.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

         There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2003 and 2002, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2003 that management believes have changed the Bank's classification.

         The Bank's actual and required capital amounts and ratios are as follows. The Company's capital amounts and ratios do not differ significantly from the Bank's.

                                                         REQUIRED FOR ADEQUATE         TO BE WELL
                                         ACTUAL                CAPITAL(1)            CAPITALIZED (1)
                                    AMOUNT      RATIO       AMOUNT      RATIO      AMOUNT       RATIO
                                  -------------------------------------------------------------------
AS OF DECEMBER 31, 2003
Total capital(1)(to
   risk-weighted assets)          $    23,609    18.5%   $     10,213     8.0%   $    12,766     10.0%
Tier I capital(1)(to
   risk-weighted assets)               20,014    15.7           5,107     4.0          7,660      6.0
Tier I capital(1)(to
   average assets)                     20,014     9.5           8,393     4.0         10,491      5.0

AS OF DECEMBER 31, 2002
Total capital(1)(to
   risk-weighted assets)          $    24,680    17.8%   $     11,100     8.0%   $    13,875     10.0%
Tier I capital(1)(to
   risk-weighted assets)               15,945    11.5           5,550     4.0          8,325      6.0
Tier I capital(1)(to
   average assets)                     15,945     7.4           8,677     4.0         10,847      5.0
(1)As defined by regulatory
   agencies

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 15: EMPLOYEE BENEFIT PLANS

        The Company has a non-contributory money purchase profit-sharing plan covering substantially all employees. The amount of the contribution is determined annually by the Board of Directors. The Company also has a 401k retirement plan covering substantially all employees. The Company matches 100% of each employee's contributions made to the plan up to 4.0% of each employee's gross salary. The Company's expense for the plans were $70,000, $231,203 and $267,732 for 2003, 2002, and 2001,
        respectively.

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

        The aggregate amount of loans, as defined, to such related parties were as follows:

Balances, January 1, 2003                      $    1,775
New loans, including renewals                       2,617
Payments, etc., including renewals                   (940)
                                               ----------
Balances, December 31, 2003                    $    3,452
                                               ==========

NOTE 17: FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     CASH AND CASH EQUIVALENTS

         The fair value of cash and cash equivalents approximates carrying value.

     SECURITIES AND MORTGAGE-BACKED SECURITIES

         Fair values are based on quoted market prices.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

     FEDERAL HOME LOAN BANK ADVANCES

         The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

     SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

         Securities sold under repurchase agreements are short-term borrowing arrangements. The rates at December 31, 2003 and 2002, approximate market rates, thus the fair value approximates carrying value.

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

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

         The estimated fair values of the Company's financial instruments are as follows:

                                                      2003                             2002
                                           CARRYING           FAIR           CARRYING         FAIR
                                            AMOUNT            VALUE           AMOUNT          VALUE
                                        --------------------------------------------------------------
ASSETS
    Cash and cash equivalents             $     18,005    $     18,005    $     16,925    $     16,925
    Investment securities available
      for sale                                  55,052          55,052          54,396          54,396
    Loans including loans held for
      sale, net                                124,931         130,185         138,769         144,131
    Interest receivable                            760             760             950             950
    Stock in FRB and FHLB                        2,012           2,012           1,791           1,791
LIABILITIES
    Deposits                                   172,232         173,176         178,890         180,426
    Short-term borrowings                        7,540           7,540           5,946           5,946
    Long-term debt                               4,649           4,862           7,719           7,916
    Interest payable                               392             392             572             572

NOTE 18: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

         Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                                                                      2003         2002
                                                                   ----------   ----------
ASSETS
    Cash and due from banks                                         $       9    $     467
    Investment in common stock of Bank                                 20,558       16,921
    Receivable from Bank                                                2,000        7,000
                                                                    ---------    ---------
       Total assets                                                 $  22,567    $  24,388
                                                                    =========    =========

LIABILITIES
    Other liabilities                                               $       9    $      38

SHAREHOLDERS' EQUITY                                                   22,558       24,350
                                                                    ---------    ---------
       Total liabilities and shareholders' equity                   $  22,567    $  24,388
                                                                    =========    =========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                  2003       2002        2001
                                                --------------------------------
INCOME
    Dividends from Bank                         $    265   $   1,113   $   1,701
    Interest income                                  162         385         400
                                                --------   ---------   ---------
       Total income                                  427       1,498       2,101
                                                --------   ---------   ---------
EXPENSES
    Other expenses                                    69          75          72
                                                --------   ---------   ---------

INCOME BEFORE INCOME TAX AND EQUITY IN
   UNDISTRIBUTED INCOME (LOSS) OF BANK               358       1,423       2,029
INCOME TAX EXPENSE                                    36         121         128
                                                --------   ---------   ---------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   INCOME (LOSS) OF BANK                             322       1,302       1,901
EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF
   BANK                                             (908)        323          32
                                                --------   ---------   ---------
NET INCOME (LOSS)                               $   (586)  $   1,625   $   1,933
                                                ========   =========   =========

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                             2003        2002      2001
                                            -----------------------------
OPERATING ACTIVITIES
    Net income (loss)                       $  (586)   $ 1,625    $ 1,933
    Adjustments to reconcile net income
      to net cash provided by operating
      activities                                880       (418)        80
                                            -------    -------    -------

       Net cash provided by operating
          activities                            294      1,207      2,013
                                            -------    -------    -------

INVESTING ACTIVITIES
    Investment in Bank                       (5,000)        --         --
    Proceeds from Bank for receivable         5,000      1,000         --
                                            -------    -------    -------

       Net cash provided by investing
          activities                             --      1,000         --
                                            -------    -------    -------

FINANCING ACTIVITIES
    Purchase of treasury stock                   --       (632)      (902)
    Cash dividends                             (752)    (1,113)    (1,139)
                                            -------    -------    -------

       Net cash used in financing
          activities                           (752)    (1,745)    (2,041)
                                            -------    -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS        (458)       462        (28)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR                                         467          5         33
                                            -------    -------    -------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $     9    $   467    $     5
                                            =======    =======    =======

                                  COMBANC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001
                       (Table Dollar Amounts in Thousands)

NOTE 19: QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   PROVISION                                 EARNINGS
                         INTEREST      INTEREST     FOR LOAN      SECURITY      NET INCOME  (LOSS) PER
                          INCOME       EXPENSE       LOSSES        GAINS          (LOSS)      SHARE
                       -----------   -----------   -----------   ----------     ----------  ----------
2003
First Quarter          $     2,846   $       963   $     1,730    $    --        $   (582)  $   (0.26)
Second Quarter               2,801           888           180         --             471        0.21
Third Quarter                2,581           798           430         --             308        0.14
Fourth Quarter               2,602           729         1,840          8            (783)      (0.35)

2002
First Quarter          $     3,430   $     1,468   $       150    $    --        $    473   $     .21
Second Quarter               3,342         1,342           200         --             418         .19
Third Quarter                3,179         1,266           150         --             460         .21
Fourth Quarter               3,072         1,142           475          8             274         .12


During the fourth quarter of 2003, additional provision for loan losses were recorded due to identification of increased levels of classified loans.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A - CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d - 15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists the non-director, executive officers of the Company and the Bank. The information required by this item with respect to directors is incorporated herein by reference to the information under the heading "Election of Directors," "Committees of the Board," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Shareholder Proposals and Director Nominations" in the definitive Proxy Statement of the Company for the 2004 annual meeting of the shareholders.

         The Company's Board of Directors has adopted a Code of Ethics, available on the Company's website at HTTP://WWW.COMMERCIALBANK.COM/ABOUTUS/CODEOFETHICS.ASP for the Company's employees, officers and directors. (The provisions of the Code of Ethics will be included in the Company's employee handbook, which is issued to all new employees and officers at the time of employment and reissued to existing employees and officers from time to time.)

EXECUTIVE OFFICERS OF REGISTRANT

      Name                  Age                Position and Office Held with ComBanc, Inc.                Officer Since
      ----                  ---                -------------------------------------------                -------------
Paul G. Wreede              53            Chairman of the Board                                                1975
                                          President and Chief Executive Officer

Ronald R. Elwer             50            Executive Vice President                                             1976

Rebecca L. Minnig           47            Senior Vice President Operations and                                 1979
                                          Corporate Secretary

Kathleen A. Miller          43            Senior Vice President, Chief Information Officer, and                1990
                                          Systems Manager

Jason R. Thornell           29            Vice President and Controller                                        2001

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

         Jason R. Thornell has been Vice President and Controller since 2004 and has been controller of the Company since 2001.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference from the caption entitled "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the 2004 annual meeting of shareholders, provided that the subsections entitled "Personnel Committee Report on Executive Compensation" and "ComBanc Performance" shall not be deemed to be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated by reference herein from the caption "Voting Securities and Ownership Thereof by Certain Beneficial Owners and Management" contained in the Company's definitive Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the caption entitled "Additional Information on Management" contained in the Company's definitive Proxy Statement for the 2004 annual meeting of shareholders.

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information concerning principal accountant fees and services, and audit committee pre-approval policies and procedures for audit and non-audit services required by this item is incorporated by reference from the caption entitled ("Audit Committee Report") in the Company's definitive Proxy Statement for the 2004 annual meeting.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1) Financial Statements.

                  For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Consolidated Financial Statements" in Item 8 Consolidated Financial Statements and Supplementary Data at page 37.

                  (2) Financial Statement Schedules.

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                  (3)  Exhibits.

                  Exhibits filed with this annual Report on Form 10-K are attached hereto. See "Exhibit Index" at page 70.

         (b)      Reports on Form 8-K.

                  There was a report on Form 8-K reported under Item 5 filed during the quarter ended December 31, 2003, filed on December 24, 2003 with the SEC.

         (c)      Exhibits.

                  Exhibits filed with this Annual Report on Form 10-K are attached hereto.

                  See "Exhibit Index" at page 70.

         (d)      Financial Statement Schedules.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ComBanc, Inc.

Date: February 24, 2004                          By: /s/ Paul G. Wreede
                                                     ---------------------------
                                                     Paul G. Wreede,
                                                     President & CEO

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

             Name                              Date                                   Capacity
             ----                              ----                                   --------
/s/ Paul G. Wreede
----------------------------
Paul G. Wreede                            February 24, 2004            Chairman, President and CEO and Director

/s/ Ronald R. Elwer
----------------------------
Ronald R. Elwer                           February 24, 2004            Executive Vice President and Director

/s/ Richard R. Thompson
----------------------------
Richard R. Thompson                       February 24, 2004            Director

/s/ Dwain I. Metzger
----------------------------
Dwain I. Metzger                          February 24. 2004            Director

/s/ C. Stanley Strayer
----------------------------
C. Stanley Strayer                        February 24, 2004            Director

/s/ Jason R. Thornell
----------------------------
Jason R. Thornell                         February 24, 2004            Principal Financial Officer -
                                                                       Vice President/Controller

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 2003

                                  EXHIBIT INDEX

         The Exhibits listed below are filed herewith or incorporated by reference to other filings.

Exhibit No.                          Description                                                      Page No.
-----------                          -----------                                                      --------
    3.1           Amended and Restated Certificate of Incorporation
                             of the Company                                                             71

    3.2           Bylaws of the Company                                                                 72

   10.1           Merger Agreement by and between ComBanc, Inc.                                         80
                             and The Commercial Bank Dated
                             April 13, 1998

     14           Code of Ethics                                                         The Code of Ethics is available
                                                                                         through the Company's website
                                                                                         at http://www.commercialbank.com/aboutUs
                                                                                         /codeOfEthics.asp.

   21.1           Subsidiaries of the Company                                                           81

     31           Rule 13a - 14(B)/15d - 14(a) certifications                                           82

     32           Section 1350 certifications                                                           84