Form 10-Q
period 2004-03-31
COMBANC INC
filed 2004-05-03
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2004
                               ------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                          to
                               ------------------------    --------------------


                                  COMBANC, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                           34-1853493
-------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


 229 E. Second St., P. O. Box 429, Delphos, Ohio                        45833
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of April 30, 2004.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



                                TABLE OF CONTENTS

                                                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                                3

         Condensed Consolidated Statements of Income                                                          4

         Condensed Consolidated Statements of Cash Flows                                                      5

         Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition                                          8
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                          15

Item 4.  Controls and Procedures                                                                             15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                                                    16
         Signatures                                                                                          17
         Exhibits 31.1 and 31.2         Rule 13a-14(a)/15d-14(a) certifications                              19
         Exhibits 32.1 and 32.2         Section 1350 certifications                                          21

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q


                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                     March 31,          December 31,
                                   ASSETS                                              2004                2003
                                                                                    ----------          ------------
                                                                                    (unaudited)

Cash and Due from Banks                                                             $    8,836          $     8,297
Federal Funds Sold                                                                      10,767                9,708
                                                                                    ----------          -----------
    Cash and Cash Equivalents                                                           19,603               18,005
Investment Securities -
    Available for Sale                                                                  59,604               55,052
Loans Held for Resale                                                                      594                    -
Loans                                                                                  125,764              128,756
Allowance for Loan Losses                                                               (3,910)              (3,825)
                                                                                    ----------          -----------
    Net Loans                                                                          121,854              124,931
Premises and Equipment                                                                   4,385                4,432
Federal Reserve and Federal Home Loan Bank Stock                                         2,030                2,012
Interest Receivable                                                                        826                  760
Other Assets                                                                             2,514                2,541
                                                                                    ----------          -----------
    Total Assets                                                                    $  211,410           $  207,733
                                                                                    ==========          ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                                             $   15,834          $    15,758
    Interest Bearing                                                                   159,547              156,474
                                                                                    ----------          -----------
        Total Deposits                                                                 175,381              172,232
Short Term Borrowings                                                                    7,821                7,540
Long Term Debt                                                                           4,389                4,649
Interest Payable                                                                           443                  392
Other Liabilities                                                                          302                  362
                                                                                    ----------          -----------
        Total Liabilities                                                              188,336              185,175
                                                                                    ----------          -----------
Commitments and Contingent Liabilities                                                       -                    -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 outstanding                                                        1,237                1,237
    Capital Surplus                                                                      1,513                1,513
    Retained Earnings                                                                   22,342               22,034
    Accumulated Other Comprehensive Income                                                 699                  491
    Treasury Stock - 164,986 shares at cost                                             (2,717)              (2,717)
                                                                                    ----------          -----------
        Total Shareholders' Equity                                                      23,074               22,558
                                                                                    ----------          -----------
        Total Liabilities and Shareholders' Equity                                  $  211,410          $   207,733
                                                                                    ==========          ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q


                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO



                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                            (unaudited)

                                                                                        2004               2003
                                                                                    ----------          -----------
Interest Income:
    Loans Receivable                                                                $    1,950          $     2,233
    Investments Securities
        Taxable                                                                            424                  445
        Tax-Exempt                                                                         121                  147
    Federal Funds Sold                                                                      24                   20
                                                                                    ----------          -----------
            Total Interest Income                                                        2,519                2,845
                                                                                    ----------          -----------
Interest Expense:
    Deposits                                                                               614                  835
    Short-Term Borrowings                                                                   23                   14
    Long-Term Debt                                                                          61                  114
                                                                                    ----------          -----------
            Total Interest Expense                                                         698                  963
                                                                                    ----------          -----------
Net Interest Income                                                                      1,821                1,882
    Provision for Loan Losses                                                               60                1,730
                                                                                    ----------          -----------
Net Interest Income after Provision for Loan Losses                                      1,761                  152

Other Income:
    Service Charges on Deposit Accounts                                                    127                  128
    Net Realized Gains on Sales of Available-for-
        sale Securities                                                                     15                    -
    Gain on Sale of Loans                                                                   41                  111
    Other Income                                                                            93                  171
                                                                                    ----------          -----------
            Total Other Income                                                             276                  410
                                                                                    ----------          -----------
Other Expenses:
    Salaries and Employee Benefits                                                         797                  815
    Net Occupancy                                                                          106                   99
    Equipment Expenses                                                                      87                   90
    Data Processing Fees                                                                    99                   93
    Advertising                                                                             31                   52
    Printing and Office Supplies                                                            28                   35
    Legal and Professional Fees                                                            120                   56
    Dues and Memberships                                                                    72                   67
    State Taxes                                                                             60                   60
    Other Expense                                                                          248                  148
                                                                                    ----------          -----------
            Total Other Expenses                                                         1,648                1,515
                                                                                    ----------          -----------
Income/Loss - before Income Tax (Credit)/Expense                                           389                 (953)
    Income Tax (Credit)/Expense                                                             81                 (371)
                                                                                    ----------          -----------
Net Income/(Loss)                                                                   $      308          $      (582)
                                                                                    ==========          ===========
Earnings Per Share                                                                  $     0.14          $     (0.26)
Cash Dividends Per Share                                                            $     0.00          $      0.12


          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q


                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                         For the Three Months
                                                                                              March 31,
                                                                                    -------------------------------
                                                                                       2004                2003
                                                                                    ----------          -----------
                                                                                             (unaudited)
Cash Flows From Operating Activities:
    Net Income/(Loss)                                                               $      308          $      (582)
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation and Amortization                                                       97                  104
        Provision for Loan Loss                                                             60                1,730
        Investment Securities Gains                                                        (15)                   -
        Federal Home Loan Bank Stock Dividends                                             (18)                 (17)
        Investment Securities Amortization (Accretion), Net                                 81                   77
        Proceeds From Sale of Loans Held For Sale                                        3,856               10,737
        Originations of Loans Held For Sale                                             (4,409)             (12,589)
        Gain From Sale of Loans                                                            (41)                (111)
        Net Change in
            Interest Receivable                                                            (66)                 (59)
            Interest Payable                                                                51                   31
            Other Assets                                                                    26                 (252)
            Other Liabilities                                                             (166)                (308)
                                                                                    ----------          -----------
            Net Cash (Used) by Operating Activities                                       (236)              (1,239)
                                                                                    ----------          -----------

Cash Flows From Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                              (11,975)              (4,054)
    Proceeds from Maturities of Securities
        Available for Sale                                                               5,068                6,718
    Proceeds from Sales of Securities
        Available for Sale                                                               2,604                    -
    Net Change in Loans                                                                  3,017                4,745
    Purchases of Premises and Equipment                                                    (50)                 (41)
                                                                                    ----------          -----------
            Net Cash (Used)/Provided by Investing Activities                            (1,336)               7,368
                                                                                    ----------          -----------
Cash Flows from Financing Activities:
    Net Change In
        Noninterest-Bearing, Interest-Bearing Demand and
            Savings Deposits                                                             2,489               (1,915)
        Certificates and Other Time Deposits                                               659               (3,060)
        Short-Term Borrowings                                                              282                  214
    Repayment of Long-term Debt                                                           (260)                (260)
    Dividends Paid                                                                           -                 (265)
                                                                                    ----------          -----------
            Net Cash Provided/(Used) by Financing Activities                             3,170               (5,286)
                                                                                    ----------          -----------
Net Change in Cash and Cash Equivalents                                                  1,598                  843
Cash and Cash Equivalents -
    Beginning of Year                                                                   18,005               16,925
                                                                                    ----------          -----------
    End of Period                                                                   $   19,603          $    17,768
                                                                                    ==========          ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004


Note 1, Basis of Presentation

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2003 filed with the Securities and Exchange Commission.

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the three months ending March 31, 2004 and March 31, 2003 were 2,211,014.

Note 3, Commitments and Contingent Liabilities

Outstanding commitments to originate loans were $19,580,000 and $20,770,000 at March 31, 2004 and December 31, 2003, respectively.

The Bank committed to purchase an investment security on a when-issued basis on March 25, 2004 in the amount of $1,000,000. The settlement date will occur on April 26, 2004.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC CONDITIONS. The Bank considers the allowance for loan losses of $3,910,000 adequate to cover losses inherent in the loan portfolios as of March 31, 2004. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

Note 5, Effect of Accounting Changes

In December 2003, the FASB (Financial Accounting Standards Board) revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is an amendment of FASB Statements No. 87, 88, and 106. There was no material impact of the adoption on the financial statements.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



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

                            March 31, 2004 FORM 10-Q



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

FINANCIAL CONDITION

We are currently subject to the terms of the Written Agreement, dated December 18, 2003, among the Company, the Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. Total Delinquent and Nonaccrual Loans as of March 31, 2004 stood at $6,093,000 as compared to $6,948,000 as of December 31, 2003. This decrease represents a 12.3% improvement since

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



December 31, 2003. Total delinquency reduction can be credited to the continued emphasis on workout programs and a steady improvement in the local economy.


TABLE 1:  Analysis of Delinquencies

                                                       3/31/2004   12/31/2003  12/31/2002    12/31/2001   12/31/2000
Past due 30 to 89 days and still accruing               $ 2,194      $ 2,758      $ 6,672      $ 9,863      $ 4,502
Past due 90 days or more and still accruing                 275          680          798        2,810        2,587
Nonaccrual                                                3,624        3,510        8,456        3,455          542
                                                        -------------------------------------------------------------
     Total delinquencies                                $ 6,093      $ 6,948      $15,926      $16,128      $ 7,631
                                                        =============================================================
Total Delinquencies as a percentage of total loans         4.84%        5.40%       11.37%       10.31%        4.50%


Total assets increased $3,677,000 or 1.8% from $207,733,000 at December 31, 2003 to $211,410,000 at March 31, 2004. This is the result of a $1,598,000 increase in cash and cash equivalents and a $4,552,000 increase in investment securities combined with a $3,077,000 decrease in net loans. To fund this increase in total assets, there was a $3,149,000 increase in total deposits, a $281,000 increase in short-term borrowings, a $260,000 decrease in long-term debt and a $516,000 increase in total shareholders' equity.

Investment securities increased $4,552,000 from $55,052,000 at December 31, 2003 to $59,604,000 at March 31, 2004. This increase is the result of $11,975,000 in purchases less the pay downs from Mortgage-backed securities and the maturity of a U.S. Agency Bond totaling $5,068,000, the sale of $2,604,000 of municipal and mortgage-backed securities, premium amortization of $81,000, and an increase in the market value of the available-for-sale portfolio of $314,000. There was $5,945,000 in short-term callable agency bonds with yields of approximately 1.50% purchased in February and March 2004 in order to reduce federal funds with a yield of approximately 1.00%. The objective was to earn a higher yield until mid year and reinvest the called proceeds into higher earning participation loans.

Total gross loans decreased 1.9% or $2,398,000 from December 31, 2003 to $125,764,000 at March 31, 2004. The breakdown of the loan portfolio is detailed in table 2 below. Significant changes in the portfolio include a decrease in construction and land development loans. This decrease is the result of the completion of a large construction loan and being converted to an amortized real estate secured by nonfarm, nonresidential loan. As can be seen in Table 2, secondary market lending to FHLMC has dropped off significantly to net growth of $136,000 in the first quarter of 2004. The decrease in sales to FHLMC is due to the increase of interest rates on the long end of the yield curve. These interest rates rose approximately 50 basis points in the quarter, but towards the end of the quarter, they dropped back to the historical lows. These loans will continue to generate service fee income at .25% per year over the life of the loan, which currently amounts to approximately $159,000. Another significant change in the portfolio includes a $789,000 increase in the real estate secured by nonfarm, nonresidential properties. This increase is due to management's desire to increase loans secured by real estate which tend to be less risky in nature.

TABLE 2:  Analysis of Loan Portfolio Composition

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q




LOAN TYPE

                                                   3/31/2004         12/31/2003        DIFFERENCE       %
Construction/Land Development                         5,921              7,305            -1,384     -18.95%
R/E Secured by Farmland                               4,639              4,598                41       0.89%
Revol Open-end 1-4 Family LOC                         5,179              5,294              -115      -2.17%
1-4 Secured by First                                 34,836             35,112              -276      -0.79%
1-4 Secured by Junior                                   614                550                64      11.64%
R/E Secured by Multi Family R/E                       3,142              3,179               -37      -1.16%
R/E Secured by Nonfarm, Nonres                       47,766             46,977               789       1.68%
Ag Loans                                              1,899              2,449              -550     -22.46%
Commercial Loans                                     12,391             12,607              -216      -1.71%
Municipal Loans                                       1,028              1,100               -72      -6.55%
Master Card Loans                                       520                566               -46      -8.13%
Other Consumer                                           11                  7                 4      57.14%
Consumer Loans                                        8,382              8,993              -611      -6.79%
Overdrafts                                               30                 19                11      57.89%
                                             ---------------------------------------------------------------
   Total Loans                                      126,358            128,756            -2,398      -1.86%
Loan Loss Reserve                                     3,910              3,825                85       2.22%
                                             ---------------------------------------------------------------
   Total Net Loans                                  122,448            124,931            -2,483      -1.99%
                                             ===============================================================
Serviced FHLMC Mortgages                             63,596             63,460               136       0.21%
                                             ----------------------------------------------------------------
   Total Loans Serviced                             186,044            188,391            -2,347      -1.25%
                                             ================================================================



The Allowance for Loan Losses at March 31, 2004 was 3.1% of total loans compared to 3.0% at December 31, 2003. This $85,000 increase from December 31, 2003 is the result of a $60,000 provision and net recoveries of $25,000, increasing the Allowance for Loan Loss from $3,825,000 at December 31, 2003 to $3,910,000 at March 31, 2004. Table 3 below illustrates an analysis of the Allowance for Loan and Lease Losses over the past five years.

TABLE 3:  Analysis of Changes in Allowance for Loan and Lease Losses


                                                                 For
                                                                 the
                                                                Period
                                                                 Ended                      For the Years Ended
                                                             -----------------------------------------------------------------------
                                                              3/31/2004      12/31/2003   12/31/2002    12/31/2001     12/31/2000
                                                              ---------      ----------   ----------    ----------     ----------

Balance of Allowance at Beginning of Year                       $ 3,825        $ 2,050       $ 1,815       $ 1,331       $ 1,832
                                                                -------        -------       -------       -------       -------
Loans Actually Charged Off -
    Real Estate - Construction                                       18            141             -             -             -
    Real Estate - Mortgage                                            -            444           317             -             -
    Commercial, Financial and Agricultural                            -          1,706           811           281            96
    Installment and Credit Card                                      10            284           307           548           890
                                                                -------        -------       -------       -------       -------
                                                                     28          2,575         1,435           829           986
                                                                -------        -------       -------       -------       -------
Recoveries of Loans Previously Charged Off -
    Real Estate - Construction                                        -              -             -             -             -
    Real Estate - Mortgage                                            -              -             -            11             -
    Commercial, Financial and Agricultural                           40             75           599           458            10
    Installment and Credit Card                                      13             95            96            54            55
                                                                -------        -------       -------       -------       -------
                                                                     53            170           695           523            65
                                                                -------        -------       -------       -------       -------
Net Charge-Offs (Recoveries)                                        (25)         2,405           740           306           921
                                                                -------        -------       -------       -------       -------
Addition to Allowance Charged to Expense                             60          4,180           975           790           420
                                                                -------        -------       -------       -------       -------
Balance of Allowance at Period-End                              $ 3,910        $ 3,825       $ 2,050       $ 1,815       $ 1,331
                                                                =======        =======       =======       =======       =======
Ratio of Net Charge-Offs to Avg. Loans Outstanding                -0.02%          1.79%         0.51%         0.18%         0.55%
Ratio of Allowance for Credit Losses to Total Loans                3.11%          2.97%         1.46%         1.15%         0.79%



                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



Total deposits increased $3,149,000 or 1.8% from December 31, 2003 to March 31, 2004. Table 4 below shows a breakdown of deposits by type at both March 31, 2004 and December 31, 2003. Management attributes the increase in total deposits to competitive interest rates being offered on money market savings accounts and certificates of deposit.

Table 4:  Deposit Balances by Type


DEPOSIT TYPE

                                                   3/31/2004          12/31/2003        DIFFERENCE       %
Non-interest Bearing DDA                             15,834             15,758                76       0.48%
NOW Accounts                                         25,792             25,017               775       3.10%
MMKT Savings                                         13,292             12,139             1,153       9.50%
Savings                                              33,579             33,093               486       1.47%
Time Deposits                                        86,884             86,225               659       0.76%
                                            -----------------------------------------------------------------
   Total Deposits                                   175,381            172,232             3,149       1.83%
                                            -----------------------------------------------------------------


Short-term borrowings, which are repurchase agreements, increased $281,000 from December 31, 2003 to March 31, 2004. This increase can be attributed to local businesses seeking interest-bearing transaction accounts that maintain an added benefit of collateralization, backed by the Bank's investment securities, on balances over the FDIC insurance limit of $100,000. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $260,000 or 5.6% from December 31, 2003 to March 31, 2004. This decrease is due to the prepayment of an advance with a prepayment option and regular amortization. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB at that time.

Total shareholders equity increased $516,000 from December 31, 2003 to March 31, 2004. Included in the overall increase was an increase in retained earnings of $308,000, which was solely comprised of net income, and an increase of $208,000 in Accumulated Other Comprehensive Income, which is the unrealized gain on the available-for-sale securities portfolio net of federal income tax. Interest rates dropped at the end of the quarter, causing the value of the investment portfolio to appreciate. No Treasury Stock was repurchased in the first quarter of 2004.


RESULTS OF OPERATIONS

Net interest income, the difference between interest earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of The Commercial Bank's earnings. Net interest income is affected by changes in the volume and rates of interest-earning assets and interest-bearing liabilities and the volume of interest-earning assets funded with low cost deposits, noninterest-bearing deposits and shareholders' equity. Net interest income decreased $61,000 for the quarter ended March 31, 2004 from a year ago.

Net income for the first quarter of 2004 was $308,000 or $0.14 per share. This represents an increase of $0.40 per share compared to the first quarter of 2003. Annualized Return on average assets was 0.59% for the first quarter of 2004, up from -1.11% for the first quarter of 2003. Annualized return on average equity increased to 5.4% for the first quarter of 2004 from -2.4% for the first quarter of 2003.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q



The most significant income statement changes between the three months ended March 31, 2004 and the three months ended March 31, 2003 were as follows:

        - The provision for loan losses has decreased $1,670,000 in the first quarter of 2004. At year end 2003, management chose to have a complete loan review of the portfolio by an external consultant. At that time, all classified assets were allocated for in the allowance for loan losses charged to 2003 earnings. At March 31, 2004, management believes the allowance for loan losses is sufficient to cover all potential losses. As a result, only $60,000 was charged to provision for loan losses in the first quarter of 2004.
        - Total noninterest income decreased $134,000 in the first quarter of 2004 compared to 2003. The decrease is due to the $70,000 decrease in gain on sale of loans to FHLMC and the $78,000 decrease in other income. The decrease in other income is due to the decrease in mortgage service right revenue in the amount of $68,000, which is the result of the decreased volume of loans sold to FHLMC.
        - Total noninterest expense increased $133,000 in the first quarter of 2004 compared to the first quarter of 2003. This increase is the result of a $64,000 increase in legal and professional fees due to the Written Agreement and related matters and an increase of $100,000 in other expense. Other expense increased as a result of $87,000 in first quarter mortgage service right impairments. Near quarter end, interest rates dropped causing the value of mortgage service rights to decrease.
        - Net interest income decreased $61,000 or 3.2%. Included in the decrease is a decrease in interest and fees on loans which is the direct result of a decrease in loan balances of $9,412,000 over the past year as well as a decrease in interest rates. The decrease in loan balances is due to the large volume of 1 to 4 family residential loans sold to the secondary market in 2003 and management pricing higher risk commercial loans above the competition and allowing those loans to leave the institution. Although net interest income has decreased, net interest margin for the first quarter remains strong at 3.91%.

PROSPECTS FOR THE REMAINDER OF 2004

Management believes earnings prospects for the remainder of 2004 will improve. In the second and third quarter of 2004, management plans to purchase participation loans to increase loan volume, thus increasing loan interest revenue. These loans will be funded with the excess liquidity that the Bank currently maintains.

Another major variable that could affect 2004 earnings is the gain on sale of loans. If interest rates drop or remain level, additional 1 to 4 family sales volume could occur which will create additional non-interest income. Also, if interest rates on the long end of the yield curve rise, mortgage service right impairment will be recaptured. Current impairments available for recapture amount to $102,000.


REGULATORY CAPITAL

The Federal Reserve Board's risk-based capital guidelines addressing the capital adequacy of bank holding companies and banks (collectively, "banking organizations") include a definition of capital and a framework for calculating risk-weighted assets and off-balance sheet items to broad risk categories, as

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q


well as minimum ratios to be maintained by banking organizations. A banking organization's risk-based capital ratios are calculated by dividing its qualifying capital by its risk-weighted assets.

Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1") and supplemental capital ("Tier 2"), collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), hybrid capital instruments (i.e., perpetual debt and mandatory convertible securities) and limited amounts of subordinated debt, intermediate-term preferred stock and the allowance for credit losses.

The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At March 31, 2004 ComBanc, Inc. maintained a Tier I capital ratio of 17.72%, a total capital ratio of 19.00% and a Tier I leverage ratio of 10.77%.

Based on the respective regulatory capital ratios at March 31, 2004, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At March 31, 2004 the Bank's liquid assets amounted to $79,801,000 or 37.7% of total assets compared with 35.2% at December 31, 2003. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q




Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2003. The following table compares rate sensitive assets and liabilities as of March 31, 2004 to December 31, 2003.

Principal Amount Maturing or Repricing in:
(Dollars in Thousands)

                                                        First              Years
                                                        Year               1 to 5             Thereafter             Total
                                                        -----              ------             ----------             -----
Comparison of 03/31/04 to 12/31/03
Total rate sensitive assets:
     At December 31, 2003                             $ 65,164            $ 87,231            $  41,295            $ 193,690
     At March 31, 2004                                  71,953              81,235               43,700              196,888

      Increase (Decrease)                                6,789              (5,996)               2,405                3,198

Total rate sensitive liabilities:
     At December 31, 2003                             $ 61,706            $ 82,171             $ 24,786            $ 168,663
     At March 31, 2004                                  69,736              76,448               25,574              171,758

      Increase (Decrease)                                8,030              (5,723)                 788                3,095



Item 4 -- Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

                          COMBANC, INC. AND SUBSIDIARY

                            March 31, 2004 FORM 10-Q


                           PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

The Bank, at any given time, is involved in a number of lawsuits initiated by the Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account.

At March 31, 2004, the Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, the Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

There are no material pending legal proceedings to which the Company or the Bank is a party, other than ordinary routine litigation incidental to the business of banking.

Item 6 -- Exhibits and Reports on Form 8-K

     (a)   Exhibit 11.                 Statement regarding computation of
                                       earnings per share is contained in Part
                                       I, Item 2.
           Exhibits 31.1 and 31.2      Rule 13a-14(a)/15d-14(a) certifications
           Exhibits 32.1 and 32.2      Section 1350 certifications

     (b)
           I. A report on Form 8-K, reported under Items 5 and 7 was filed on January 30, 2004.
           II. A second report on Form 8-K, reported under Items 7 and 9, including Condensed Consolidated Balance
                 Sheets as of December 31, 2003 and 2002, Condensed
                 Consolidated Statements of Income for the Fourth and Third Quarters Ended December 31, 2003, Condensed
                 Consolidated Statements of Income for the Three Months
                 Ended December 31, 2003 and September 30, 2003 and
                 Condensed Consolidated Statements of Income for the
                 Years Ended December 31, 2003 and 2002 was filed on
                 February 9, 2004 with the SEC.
           III. A third report on Form 8-K, reported under Items 5 and 7 was filed on March 9, 2004 with the SEC.
           IV. A fourth report on Form 8-K, reported under Items 5 and 7 was filed on March 18, 2004 with the SEC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COMBANC, INC.


Date:                May 3, 2004                   /s/ Paul G. Wreede
                                                   ------------------
                                                   Paul G. Wreede
                                                   President, CEO, and Director



Date:                May 3, 2004                   /s/ Jason R. Thornell
                                                   ---------------------
                                                   Jason R. Thornell
                                                   VP/Controller

                                  EXHIBIT INDEX


        Exhibit No.                             Description

a)      Exhibit 11.               Statement regarding computation of earnings
                                  per share is contained in Part I, Item 2.
        Exhibits 31.1 and 31.2    Rule 13a-14(a)/15d-14(a) certifications
        Exhibits 32.1 and 32.2    Section 1350 certifications