Form 10-Q
period 2004-06-30
COMBANC INC
filed 2004-08-16
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                          to
                               -------------------------  ----------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of July 22, 2004.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                                TABLE OF CONTENTS

                                                                                Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets                                  3

           Condensed Consolidated Statements of Operations                        4

           Condensed Consolidated Statements of Cash Flows                        6

           Notes to Condensed Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial Condition            9
             and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk            17

Item 4.    Controls and Procedures                                               17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                     18

Item 4.    Submission of Matters to a Vote of Security Holders                   18

Item 6.    Exhibits and Reports on Form 8-K                                      18
           Signatures                                                            20
           Exhibits 31.1 and 31.2  Rule 13a-14(a)/15d-14(a) certifications       22
           Exhibits 32.1 and 32.2  Section 1350 certifications                   24

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                             June 30,    December 31,
                                                              2004           2003
                                                           -----------   ------------
                                                           (unaudited)
                                       ASSETS

Cash and Due from Banks                                     $   9,690     $   8,297
Federal Funds Sold                                              8,250         9,708
                                                            ---------     ---------
        Cash and Cash Equivalents                              17,940        18,005
Investment Securities -
    Available for Sale                                         60,990        55,052
Loans Held for Resale                                             133             -
Loans                                                         123,939       128,756
Allowance for Loan Losses                                      (3,956)       (3,825)
                                                            ---------     ---------
        Net Loans                                             119,983       124,931
Premises and Equipment                                          4,321         4,432
Federal Reserve and Federal Home Loan Bank Stock                2,047         2,012
Interest Receivable                                               822           760
Other Assets                                                    2,577         2,541
                                                            ---------     ---------
        Total Assets                                        $ 208,813     $ 207,733
                                                            =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                     $  16,358     $  15,758
    Interest Bearing                                          158,797       156,474
                                                            ---------     ---------
        Total Deposits                                        175,155       172,232
Short Term Borrowings                                           6,618         7,540
Long Term Debt                                                  3,673         4,649
Interest Payable                                                  390           392
Other Liabilities                                                 284           362
                                                            ---------     ---------
        Total Liabilities                                     186,120       185,175
                                                            ---------     ---------
Commitments and Contingent Liabilities                              -             -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 outstanding                               1,237         1,237
    Capital Surplus                                             1,513         1,513
    Retained Earnings                                          22,743        22,034
    Accumulated Other Comprehensive Income                        (83)          491
    Treasury Stock - 164,986 shares at cost                    (2,717)       (2,717)
                                                            ---------     ---------
        Total Shareholders' Equity                             22,693        22,558
                                                            ---------     ---------
        Total Liabilities and Shareholders' Equity          $ 208,813     $ 207,733
                                                            =========     =========

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                                  For the Three Months Ended
                                                           June 30,
                                                  --------------------------
                                                         (unaudited)
                                                        2004      2003
                                                       ------    ------
Interest Income:
    Loans Receivable                                   $1,986    $2,218
    Investments Securities
        Taxable                                           412       409
        Tax-Exempt                                        113       146
    Federal Funds Sold                                     24        28
                                                       ------    ------
            Total Interest Income                       2,535     2,801
                                                       ------    ------

Interest Expense:
    Deposits                                              611       778
    Short-Term Borrowings                                  25        16
    Long-Term Debt                                         53        94
                                                       ------    ------
            Total Interest Expense                        689       888
                                                       ------    ------
Net Interest Income                                     1,846     1,913
    Provision for Loan Losses                               -       180
                                                       ------    ------
Net Interest Income after Provision for Loan Losses     1,846     1,733

Other Income:
    Service Charges on Deposit Accounts                   142       141
    Gain on Sale of Loans                                  41       174
    Other Income                                          218       147
                                                       ------    ------
            Total Other Income                            401       462
                                                       ------    ------

Other Expenses:
    Salaries and Employee Benefits                        924       839
    Net Occupancy                                          89        94
    Equipment Expenses                                     82        81
    Data Processing Fees                                  101        86
    Advertising                                            39        51
    Printing and Office Supplies                           39        37
    Legal and Professional Fees                           116        64
    Dues and Memberships                                   64        57
    State Taxes                                            73        59
    Other Expense                                         177       223
                                                       ------    ------
            Total Other Expenses                        1,704     1,591
                                                       ------    ------

Income - before Income Tax                                543       604
    Income Tax Expense                                    142       133
                                                       ------    ------
Net Income                                             $  401    $  471
                                                       ======    ======
Earnings Per Share                                     $ 0.18    $ 0.21
Cash Dividends Per Share                               $ 0.00    $ 0.12

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                                   For the Six Months Ended
                                                           June 30,
                                                   ------------------------
                                                         (unaudited)
                                                        2004      2003
                                                       ------    -------
Interest Income:
    Loans Receivable                                   $3,936    $ 4,451
    Investments Securities
        Taxable                                           836        854
        Tax-Exempt                                        234        293
    Federal Funds Sold                                     48         48
                                                       ------    -------
            Total Interest Income                       5,054      5,646
                                                       ------    -------

Interest Expense:
    Deposits                                            1,225      1,613
    Short-Term Borrowings                                  48         30
    Long-Term Debt                                        114        208
                                                       ------    -------
            Total Interest Expense                      1,387      1,851
                                                       ------    -------
Net Interest Income                                     3,667      3,795
    Provision for Loan Losses                              60      1,910
                                                       ------    -------
Net Interest Income after Provision for Loan Losses     3,607      1,885

Other Income:
    Service Charges on Deposit Accounts                   269        269
    Net Realized Gains on Sales of Available-for-
        sale Securities                                    15          -
    Gain on Sale of Loans                                  82        285
    Other Income                                          311        318
                                                       ------    -------
            Total Other Income                            677        872
                                                       ------    -------

Other Expenses:
    Salaries and Employee Benefits                      1,721      1,654
    Net Occupancy                                         195        193
    Equipment Expenses                                    169        171
    Data Processing Fees                                  200        179
    Advertising                                            70        103
    Printing and Office Supplies                           67         72
    Legal and Professional Fees                           236        120
    Dues and Memberships                                  136        124
    State Taxes                                           133        119
    Other Expense                                         425        371
                                                       ------    -------
            Total Other Expenses                        3,352      3,106
                                                       ------    -------

Income/Loss - before Income Tax (Credit)/Expense          932       (349)
    Income Tax (Credit)/Expense                           223       (238)
                                                       ------    -------
Net Income/(Loss)                                      $  709    $  (111)
                                                       ======    =======
Earnings/(Loss) Per Share                              $ 0.32    $ (0.05)
Cash Dividends Per Share                               $ 0.00    $  0.24

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                          COMBANC, INC. AND SUBSIDIARY
                                  DELPHOS, OHIO

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                    For the Six Months
                                                                         June 30,
                                                                  ---------------------
                                                                    2004         2003
                                                                  --------     --------
                                                                       (unaudited)
Cash Flows from Operating Activities:
    Net Income/(Loss)                                             $    709     $   (111)
    Adjustments to Reconcile Net Income to
            Net Cash Provided/(Used) by Operating Activities -
        Depreciation and amortization                                  197          204
        Provision for Loan Loss                                         60        1,910
        Investment Securities Gains                                    (15)           -
        Federal Home Loan Bank stock Dividends                         (35)         (34)
        Investment securities amortization (accretion), Net            227          189
        Proceeds From Sale of Loans Held For Sale                    7,183       25,866
        Originations of Loans Held For Sale                         (7,233)     (27,667)
        Gain From Sale of Loans                                        (82)        (285)
        Net Change in
            Interest receivable                                        (62)         (55)
            Interest payable                                            (2)         (93)
            Other assets                                               (37)        (290)
            Other liabilities                                          218         (218)
                                                                  --------     --------
            Net Cash Provided/(Used) by Operating Activities         1,128         (584)
                                                                  --------     --------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock          (19,104)     (17,877)
    Proceeds from Maturities of Securities
        Available for Sale                                           9,480       15,446
    Proceeds from Sales of Securities
        Available for Sale                                           2,604            -
    Net Change in Loans                                              4,888        6,521
    Purchases of Premises and Equipment                                (86)         (68)
                                                                  --------     --------
            Net Cash (Used)/Provided by Investing Activities        (2,218)       4,022
                                                                  --------     --------

Cash Flows from Financing Activities:
    Net change in
        Noninterest-bearing, Interest-bearing Demand and
            Savings Deposits                                         1,852       (1,025)
        Certificates and Other Time Deposits                         1,070       (3,477)
        Short-term Borrowings                                         (922)         122
    Repayment of Long-term Debt                                       (975)      (2,509)
    Dividends Paid                                                       -         (531)
                                                                  --------     --------
            Net Cash Provided/(Used) by Financing Activities         1,025       (7,420)
                                                                  --------     --------
Net Change in Cash and Cash Equivalents                                (65)      (3,982)
Cash and Cash Equivalents -
    Beginning of Year                                               18,005       16,925
                                                                  --------     --------
    End of Period                                                 $ 17,940     $ 12,943
                                                                  ========     ========

    The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the six months ended June 30, 2004 and for the three months ended June 30, 2004 are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the six months ending June 30, 2004 and June 30, 2003 were 2,211,014.

Note 3, Commitments and Contingent Liabilities

Outstanding commitments to originate loans were $17,344,000 and $20,770,000 at June 30, 2004 and December 31, 2003, respectively.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

CONDITIONS. The Bank considers the allowance for loan losses of $3,956,000 adequate to cover losses inherent in the loan portfolios as of June 30, 2004. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

Note 5, Subsequent Events

The Company and the Bank entered into an Agreement and Plan of Merger dated as of August 4, 2004 by and among First Defiance Financial Corp., First Federal Bank of the Midwest, the Company and the Bank (the "Agreement and Plan of Merger"). A copy of the Agreement and Plan of Merger was attached as an exhibit to the Company's Current Report on Form 8-K, which was filed with the SEC on August 5, 2004. The agreement and plan have been filed with the Securities and Exchange Commission and may be viewed on the website maintained by the SEC at http://www.sec.gov.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

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

                             June 30, 2004 FORM 10-Q

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

FINANCIAL CONDITION

We are currently subject to the terms of the Written Agreement, dated December 18, 2003, among the Company, the Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. Total Delinquent and Nonaccrual Loans as of June 30, 2004 stood at $4,022,000 as compared to $6,948,000 as of December 31, 2003. This decrease represents a 42.1% improvement since

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

December 31, 2003. Total delinquency reduction can be credited to the continued emphasis on workout programs and a steady improvement in the local economy.

TABLE 1:  Analysis of Delinquencies
Dollars in Thousands

                                                    6/30/2004  12/31/2003 12/31/2002 12/31/2001 12/31/2000
Past due 30 to 89 days and still accruing            $ 1,667    $ 2,758    $ 6,672    $ 9,863    $ 4,502
Past due 90 days or more and still accruing              185        680        798      2,810      2,587
Nonaccrual                                             2,170      3,510      8,456      3,455        542
                                                     -------    -------    -------    -------    -------
     Total delinquencies                             $ 4,022    $ 6,948    $15,926    $16,128    $ 7,631
                                                     =======    =======    =======    =======    =======
Total Delinquencies as a percentage of total loans      3.25%      5.40%     11.37%     10.31%      4.50%

Total assets increased $1,080,000 or .5% from $207,733,000 at December 31, 2003 to $208,813,000 at June 30, 2004. This is the result of a $6 million increase in the investment portfolio less a $5 million decrease in the loan portfolio. This increase was funded through an increase of $3 million in total deposits less a decrease of $1 million in short term borrowings and a decrease of $1 million in long term debt during the first six months of 2004.

Investment securities increased $5,938,000 from $55,052,000 at December 31, 2003 to $60,990,000 at June 30, 2004. This increase is the result of $19,104,000 in purchases less the pay downs from Mortgage-backed securities and the maturity of a U.S. Agency Bond totaling $9,480,000, the sale of $2,590,000 of municipal and mortgage-backed securities, premium amortization of $227,000, and a decrease in the market value of the available-for-sale portfolio of $869,000.

Total gross loans decreased 3.7% or $4,817,000 from December 31, 2003 to $124,072,000 at June 30, 2004. The breakdown of the loan portfolio is detailed in table 2 below. A significant change in the portfolio includes a decrease in construction and land development loans. This decrease is the result of the completion of a large construction loan and being converted to an amortized real estate secured by nonfarm, nonresidential loan. Another significant change includes 1-4 family secured by first lien mortgages. These loans decreased by $1,544,000 due to additional refinancing and the Bank selling the loans to the secondary market. As can be seen in Table 2, secondary market lending to FHLMC has dropped off significantly to net growth of $1,136,000 in the first two quarters of 2004. The decrease in sales to FHLMC is due to the increase of interest rates on the long end of the yield curve by approximately 50 basis points. These loans will continue to generate service fee income at .25% per year over the life of the loan, which currently amounts to approximately $159,000 annually. Another significant change in the portfolio includes a $1,174,000 decrease in consumer loans. This decrease is due to management's continued desire to decrease consumer loans due to the amount of risk that they carry.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

TABLE 2:  Analysis of Loan Portfolio Composition
Dollars in Thousands
LOAN TYPE

                                  6/30/2004 12/31/2003  DIFFERENCE      %
Construction/Land Development     $  6,405   $  7,305   $   (900)   -12.32%
R/E Secured by Farmland              4,558      4,598        (40)    -0.87%
Revol Open-end 1-4 Family LOC        5,115      5,294       (179)    -3.38%
1-4 Secured by First                33,568     35,112     (1,544)    -4.40%
1-4 Secured by Junior                  585        550         35      6.36%
R/E Secured by Multi Family R/E      3,105      3,179        (74)    -2.33%
R/E Secured by Nonfarm, Nonres      47,067     46,977         90      0.19%
Ag Loans                             2,076      2,449       (373)   -15.23%
Commercial Loans                    12,171     12,607       (436)    -3.46%
Municipal Loans                      1,026      1,100        (74)    -6.73%
Master Card Loans                      545        566        (21)    -3.71%
Other Consumer                          11          7          4     57.14%
Consumer Loans                       7,819      8,993     (1,174)   -13.05%
Overdrafts                              21         19          2     10.53%
                                  --------   --------   --------    ------
   Total Loans                     124,072    128,756     (4,684)    -3.64%
Loan Loss Reserve                    3,956      3,825        131      3.42%
                                  --------   --------   --------    ------
   Total Net Loans                $120,116   $124,931   $ (4,815)    -3.85%
                                  ========   ========   ========    ======
Serviced FHLMC Mortgages            64,596     63,460      1,136      1.79%
                                  --------   --------   --------    ------
   Total Loans Serviced           $184,712   $188,391   $ (3,679)    -1.95%
                                  ========   ========   ========    ======

The Allowance for Loan Losses at June 30, 2004 was 3.1% of total loans compared to 3.0% at December 31, 2003. This $131,000 increase from December 31, 2003 is the result of a $60,000 provision and net recoveries of $71,000, increasing the Allowance for Loan Loss from $3,825,000 at December 31, 2003 to $3,956,000 at June 30, 2004. Table 3 below illustrates an analysis of the Allowance for Loan and Lease Losses over the past five years.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

TABLE 3: Analysis of Changes in Allowance for Loan and Lease Losses Dollars in Thousands

                                                      For the
                                                       Six
                                                      Months
                                                       Ended              For the Years Ended
                                                     ---------  -------------------------------------------
                                                     6/30/2004  12/31/2003 12/31/2002 12/31/2001 12/31/2000
                                                     ---------  ---------- ---------- ---------- ----------
Balance of Allowance at Beginning of Year             $ 3,825     $ 2,050    $ 1,815    $ 1,331    $ 1,832
                                                      -------     -------    -------    -------    -------
Loans Actually Charged Off -
  Real Estate - Construction                               --         141         --         --         --
  Real Estate - Mortgage                                  135         444        317         --         --
  Commercial, Financial and Agricultural                   --       1,706        811        281         96
  Installment and Credit Card                              39         284        307        548        890
                                                      -------     -------    -------    -------    -------
                                                          174       2,575      1,435        829        986
                                                      -------     -------    -------    -------    -------
Recoveries of Loans Previously Charged Off -
  Real Estate - Construction                               34          --         --         --         --
  Real Estate - Mortgage                                   29          --         --         11         --
  Commercial, Financial and Agricultural                  155          75        599        458         10
  Installment and Credit Card                              27          95         96         54         55
                                                      -------     -------    -------    -------    -------
                                                          245         170        695        523         65
                                                      -------     -------    -------    -------    -------
Net Charge-Offs (Recoveries)                              (71)      2,405        740        306        921
                                                      -------     -------    -------    -------    -------
Addition to Allowance Charged to Expense                   60       4,180        975        790        420
                                                      -------     -------    -------    -------    -------
Balance of Allowance at Period-End                    $ 3,956     $ 3,825    $ 2,050    $ 1,815    $ 1,331
                                                      =======     =======    =======    =======    =======
Ratio of Net Charge-Offs to Avg. Loans Outstanding      -0.06%       1.79%      0.51%      0.18%      0.55%
Ratio of Allowance for Credit Losses to Total Loans      3.19%       2.97%      1.46%      1.15%      0.79%

Total deposits increased $2,923,000 or 1.7% from December 31, 2003 to June 30, 2004. Table 4 below shows a breakdown of deposits by type at both June 30, 2004 and December 31, 2003. Management attributes the increase in total deposits to competitive interest rates being offered on money market savings accounts and certificates of deposit.

Table 4: Deposit Balances by Type
(Dollars in Thousands)
DEPOSIT TYPE

                           6/30/2004 12/31/2003 DIFFERENCE       %
Non-interest Bearing DDA   $ 16,358   $ 15,758   $    600       3.81%
NOW Accounts                 24,967     25,017        (50)     -0.20%
MMKT Savings                 12,742     12,139        603       4.97%
Savings                      33,792     33,093        699       2.11%
Time Deposits                87,296     86,225      1,071       1.24%
                           --------   --------   --------    -------
   Total Deposits          $175,155   $172,232   $  2,923       1.70%
                           ========   ========   ========    =======

Short-term borrowings, which are repurchase agreements, decreased $922,000 from December 31, 2003 to June 30, 2004. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $976,000 or 21.0% from December 31, 2003 to June 30, 2004. This decrease is due to a maturing advance, the prepayment of an advance with a prepayment option and regular amortization. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB at that time.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

Total shareholders equity increased $135,000 from December 31, 2003 to June 30, 2004. Included in the overall increase was an increase in retained earnings of $709,000, which was solely comprised of net income, while there was a decrease of $574,000 in Accumulated Other Comprehensive Income, which is the unrealized gain/loss on the available-for-sale securities portfolio net of federal income tax. Interest rates have increased throughout the quarter, causing the value of the investment portfolio to depreciate. No Treasury Stock was repurchased in the first two quarters of 2004.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Net income for the first two quarters of 2004 was $709,000 or $0.32 per share. This represents an increase of $0.37 per share compared to the first two quarters of 2003. Annualized Return on average assets was 0.67% for the first two quarters of 2004, up from -.11% for the first quarter of 2003. Annualized return on average equity increased to 6.22% for the first two quarters of 2004 from -.94% for the first two quarters of 2003.

The most significant income statement changes between the six months ended June 30, 2004 and the six months ended June 30, 2003 were as follows:

      - The provision for loan losses has decreased $1,850,000 in the first two quarters of 2004. At year end 2003, management chose to have a complete loan review of the portfolio by an external consultant. At that time, all classified assets were allocated for in the allowance for loan losses charged to 2003 earnings. At June 30, 2004, management believes the allowance for loan losses is sufficient to cover all known losses. As a result, only $60,000 was charged to provision for loan losses in the first two quarters of 2004.

      - Total noninterest income decreased $195,000 in the first two quarters of 2004 compared to 2003. This decrease is the result of a $203,000 decrease in gain on sale of loans sold to FHLMC. As interest rates continue to rise, sales of loans to FHLMC will continue to decrease.

      - Total noninterest expense increased $246,000 in the first two quarters of 2004 compared to the first two quarters of 2003. This is the result of an $116,000 increase in legal and professional fees which is due to additional expense incurred to address the Written Agreement, shareholder litigation and related matters. There was also an increase in Salaries and Employee Benefits in the amount of $67,000, which is the result of a $45,000 increase in employee retirement benefits.

      - Other expense increased $54,000 in the first two quarters of 2004 as compared to the first two quarters of 2003. This increase is the result of a $17,000 increase in insurance premiums, a $13,000 increase in repossession expense and a $70,000 increase in loss on sale of other real estate owned, while there was a $39,000 decrease in mortgage servicing rights.

      - Net interest income decreased $128,000 or 3.4% in the first two quarters of 2004 compared to the first two quarters of 2003. Included in the decrease is a decrease in interest and fees on loans which is the direct result of a decrease in loan balances of $8,847,000 since June 30, 2003. The decrease in loan balances is due to the large volume of 1 to 4 family residential loans sold to the secondary market in 2003 and management pricing higher risk commercial and consumer loans above the competition and allowing those loans to leave the institution. Although net interest income has decreased, net interest margin for the first two quarters remains strong at 3.90%.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Net income for the second quarter of 2004 was $401,000 or $0.18 per share. This represents a decrease of $0.03 per share compared to the second quarter of 2003. Annualized Return on average assets was 0.76% for the second quarter of 2004, down from .90% for the second quarter of 2003. Annualized return on average equity decreased to 7.03% for the second quarter of 2004 from 7.96% for the second quarter of 2003.

The most significant income statement changes between the three months ended June 30, 2004 and the three months ended June 30, 2003 were as follows:

      - The provision for loan losses has decreased $180,000 in the second quarter of 2004. There was no provision recorded in the second quarter of 2004. The lower provision was due in part to the Company's experience in the first two quarters of 2004, which showed net recoveries of $71,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by ComBanc, Inc.; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to ComBanc, Inc's market area; and other factors related to the collectibility of ComBanc, Inc's loan portfolio. As of June 30, 2004, management believes the balance of the allowance for loan losses is appropriate.

      - In the second quarter of 2004, net interest income decreased $67,000 compared to the second quarter of 2003. The decrease in the cost of funds did not fully offset the decrease in interest on interest earning assets. The decrease is also due to a decrease in loan balances of $8,847,000 from $132,786,000 at June 30, 2003 to
            $123,939,000 at June 30, 2004. As loan balances decreased, the proceeds were invested in short-term, lower rate investment securities. Management chooses to invest in shorter term securities to allow for additional liquidity as interest rates begin to rise.

      - Total noninterest income decreased $61,000 in the second quarter of 2004 as compared to the second quarter of 2003. Included in the decrease is a $133,000 decrease in gain on sale of loans to FHLMC. Since June 30, 2003, 15 year secondary market mortgage rates have gone up 100 basis points from 4.50% at June 30, 2003 to 5.50% at June 30, 2004. As a result of this 100 basis point increase, mortgage refinances and purchases have slowed drastically causing a drastic decrease in gain on sale of loans. While there was a $133,000 decrease in gain on sale of loans, there was a $71,000 increase in other income. In June of 2004, mortgage servicing right impairments in the amount of $102,000 were recaptured. With the approximately 50 basis point rise in interest rates in the second quarter, prepayment speeds on mortgages slowed significantly causing the value of mortgage servicing rights to increase.

      - Total noninterest expense increased $113,000 in the second quarter of 2004 versus the second quarter of 2003. Included in the increase is an increase of $52,000 in legal and professional fees which are the result of additional expense incurred to address the Written Agreement, shareholder litigation and related matters. Also included in the increase is an $85,000 increase in salaries and employee benefits, of which, $75,000 is an increase in employee retirement benefits.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At June 30, 2004 ComBanc, Inc. maintained a Tier I capital ratio of 18.21%, a total capital ratio of 19.48% and a Tier I leverage ratio of 10.78%.

Based on the respective regulatory capital ratios at June 30, 2004, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At June 30, 2004 the Bank's liquid assets amounted to $78,930,000 or 37.8% of total assets compared with 35.2% at December 31, 2003. Management considers its liquidity to be adequate to meet its normal funding requirements.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's quantitative and qualitative market risks since December 31, 2003. As discussed in the 2003 Annual Report on Form 10-K, ComBanc, Inc's ability to maximize net income is dependent on management's ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of ComBanc, Inc. are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have a significant impact on the net income of the Company. ComBanc, Inc does not use off balance sheet derivatives to enhance its risk management, nor does it engage in trading activities beyond the sale of mortgage loans.

ComBanc, Inc. monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 200 basis point shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 200 basis points over a 12 month period, using June 2004 amounts as a base case, ComBanc, Inc's net interest income would be impacted by less than the board mandated guidelines of 15%.

Item 4 - Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d - 15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On June 2, 2004, Paul D. Harter, a shareholder of ComBanc, Inc., filed an action in the Court of Common Pleas for Allen County, Ohio (the "Court") against the Board of Directors of ComBanc, Inc. (Paul D. Harter V. Board of Directors, ComBanc, Inc. et al. Case No. CV20040531). On May 28, 2004, Mr. Harter submitted written consents of shareholders requesting the Company to call a special shareholders meeting "to determine by shareholder vote whether current members of the Board should be removed and replaced." The Company's Board of Directors declined to call the requested shareholders meeting because it believed the requests had been solicited by Mr. Harter in violation of Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A promulgated thereunder and were therefore invalid. Mr. Harter filed the action seeking to compel the Company to call a special meeting. The Company believes the action is without merit and intends to vigorously defend its position.

Additionally, the Bank, at any given time, is involved in a number of lawsuits initiated by the Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account. At June 30, 2004, the Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, the Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Paul D. Harter v. Board of Directors, ComBanc, Inc. et al. Case No. CV2004-0531.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of ComBanc, Inc. was held on April 12, 2004. Based upon the report of the Inspector of Elections on the matters voted upon at this meeting the number of Directors for the ensuing year was fixed at six (6). The following were elected as Directors until the 2005 Annual Meeting of Shareholders and until their successors are elected and qualified:

        Director             For      Against    Abstain
-----------------------   ---------   -------    -------
Mr. Gary A. DeWyer        1,251,504   517,357    442,153
Mr. Richard R. Thompson   1,231,454   537,407    442,153
Mr. Dwain I. Metzger      1,224,362   544,499    442,153
Mr. C. Stanley Strayer    1,224,768   544,093    442,153
Mr. Paul G. Wreede        1,202,357   566,504    442,153
Mr. Ronald R. Elwer       1,221,956   546,905    442,153

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

            Exhibits 31.1 and 31.2       Rule 13a-14(a)/15d-14(a) Certifications

            Exhibits 32.1 and 32.2       Section 1350 Certifications

                          COMBANC, INC. AND SUBSIDIARY

                             June 30, 2004 FORM 10-Q

        (b)

            I. A report on Form 8-K, reported under Items 12 and 7, was filed with the SEC on April 9, 2004, which included Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, Condensed Consolidated Statements of Income For the Three Months Ended March 31, 2004 and March 31, 2003 and Condensed Consolidated Statements of Cash Flows For the Three Months March 31, 2004 and March 31, 2003.

            II. A second report on Form 8-K, reported under Items 5 and 7, was filed with the SEC on May 18, 2004, which included Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and Condensed Consolidated Statements of Income For the Three Months Ended March 31, 2004 and March 31, 2003.

            III. A third report on Form 8-K, reported under Items 5 and 7, was filed on June 1, 2004 with the SEC.

            IV. A fourth report on Form 8-K, reported under Items 7 and 12, was filed with the SEC on July 16, 2004, which included Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2004 and June 30, 2003, Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2004 and June 30, 2003 and Condensed Consolidated Statements of Cash Flows For the Six Months June 30, 2004 and June 30, 2003.

            V. A Fifth report on Form 8-K, reported under Items 5 and 7, was filed with the SEC on August 5, 2004, which included as exhibits, a News Release dated August 4, 2004 and an Agreement and Plan of Merger dated as of August 4, 2004 by and among First Defiance Financial Corp., First Federal Bank of the Midwest, ComBanc, Inc. and The Commercial Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMBANC, INC.

Date:                     August 13, 2004         /s/ Paul G. Wreede
                                                  ------------------
                                                  Paul G. Wreede
                                                  President, CEO, and Director

Date:                     August 13, 2004         /s/ Jason R. Thornell
                                                  ---------------------
                                                  Jason R. Thornell
                                                  VP/Controller

                                  EXHIBIT INDEX

           Exhibit No.                          Description
           -----------                          -----------
           Exhibit 11.               Statement regarding computation of earnings
                                     per share is contained in Part I, Item 2.
           Exhibits 31.1 and 31.2    Rule 13a-14(a)/15d-14(a) Certifications
           Exhibits 32.1 and 32.2    Section 1350 Certifications