Form 10-Q
period 2004-09-30
COMBANC INC
filed 2004-10-29
CIK 1071010

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2004
                               -------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                         to
                               -----------------------    ----------------------

Commission File Number                             000-24925
                        --------------------------------------------------------


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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ----

       Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,211,014 shares of the ComBanc's common stock (no par value) were outstanding as of October 11, 2004.

                                TABLE OF CONTENTS

                                                                            Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets                          3

              Condensed Consolidated Statements of Operations                4

              Condensed Consolidated Statements of Cash Flows                6

              Notes to Condensed Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of Financial Condition          9
                  and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.       Controls and Procedures                                       16


PART II.      OTHER INFORMATION

Item 1. Legal Proceedings                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17
        Signatures                                                          18
        Exhibits 31.1 and 31.2  Rule 13a-14(a)/15d-14(a) certifications     20
        Exhibits 32.1 and 32.2  Section 1350 certifications                 22

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                 -------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                ($ in thousands)

                                                                                   September 30,        December 31,
                                   ASSETS                                               2004                2003
                                   ------
                                                                                  -----------------    ----------------
                                                                                    (unaudited)
Cash and Due from Banks                                                        $             8,076  $            8,297
Federal Funds Sold                                                                          12,573               9,708
                                                                                  -----------------    ----------------
        Cash and Cash Equivalents                                                           20,649              18,005
Investment Securities -
    Available for Sale                                                                      55,238              55,052
Loans Held for Resale                                                                          262                   -
Loans                                                                                      122,816             128,756
Allowance for Loan Losses                                                                   (3,834)             (3,825)
                                                                                  -----------------    ----------------
        Net Loans                                                                          118,982             124,931
Premises and Equipment                                                                       4,259               4,432
Federal Reserve and Federal Home Loan Bank Stock                                             2,067               2,012
Interest Receivable                                                                            844                 760
Other Assets                                                                                 2,320               2,541
                                                                                  -----------------    ----------------
        Total Assets                                                           $           204,621  $          207,733
                                                                                  =================    ================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest Bearing                                                        $            16,462  $           15,758
    Interest Bearing                                                                       153,497             156,474
                                                                                  -----------------    ----------------
        Total Deposits                                                                     169,959             172,232
Short Term Borrowings                                                                        7,124               7,540
Long Term Debt                                                                               3,411               4,649
Interest Payable                                                                               440                 392
Other Liabilities                                                                              506                 362
                                                                                  -----------------    ----------------
        Total Liabilities                                                                  181,440             185,175
                                                                                  -----------------    ----------------
Commitments and Contingent Liabilities                                                           -                   -
Shareholders' Equity -
    Common Stock - No Par Value
    5,000,000 shares authorized, 2,376,000 issued
        and 2,211,014 outstanding                                                            1,237               1,237
    Capital Surplus                                                                          1,513               1,513
    Retained Earnings                                                                       22,655              22,034
    Accumulated Other Comprehensive Income                                                     493                 491
    Treasury Stock - 164,986 shares at cost                                                 (2,717)             (2,717)
                                                                                  -----------------    ----------------
        Total Shareholders' Equity                                                          23,181              22,558
                                                                                  -----------------    ----------------
        Total Liabilities and Shareholders' Equity                             $           204,621  $          207,733
                                                                                  =================    ================


         The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                 -------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     ($ in thousands, except per share data)

                                                                                     For the Three Months Ended
                                                                                           September 30,
                                                                                 -----------------------------------
                                                                                            (unaudited)

                                                                                      2004               2003
                                                                                 ----------------   ----------------
Interest Income:
----------------
    Loans Receivable                                                           $           1,891   $          2,058
    Investments Securities
        Taxable                                                                              398                362
        Tax-Exempt                                                                           116                139
    Federal Funds Sold                                                                        40                 22
                                                                                 ----------------   ----------------
            Total Interest Income                                                          2,446              2,582
                                                                                 ----------------   ----------------

Interest Expense:
-----------------
    Deposits                                                                                 609                701
    Short-Term Borrowings                                                                     31                 27
    Long-Term Debt                                                                            48                 70
                                                                                 ----------------   ----------------
            Total Interest Expense                                                           688                798
                                                                                 ----------------   ----------------
Net Interest Income                                                                        1,758              1,784
    Provision for Loan Losses                                                                  -                430
                                                                                 ----------------   ----------------
Net Interest Income after Provision for Loan Losses                                        1,758              1,354

Other Income:
-------------
    Service Charges on Deposit Accounts                                                      143                138
    Net Realized Gains on Sales of Available-for-
        sale Securities                                                                       (3)                 -
    Gain on Sale of Loans                                                                     33                173
    Other Income                                                                              79                200
                                                                                 ----------------   ----------------
            Total Other Income                                                               252                511
                                                                                 ----------------   ----------------

Other Expenses:
---------------
    Salaries and Employee Benefits                                                         1,113                710
    Net Occupancy                                                                            102                 98
    Equipment Expenses                                                                        90                 85
    Data Processing Fees                                                                     101                 97
    Advertising                                                                               22                 28
    Printing and Office Supplies                                                              20                 25
    Legal and Professional Fees                                                              300                 79
    Dues and Memberships                                                                      57                 69
    State Taxes                                                                               74                 58
    Other Expense                                                                            300                194
                                                                                 ----------------   ----------------
            Total Other Expenses                                                           2,179              1,443
                                                                                 ----------------   ----------------

Income/(Loss) - before Income Tax                                                           (169)               422
-------------
    Income Tax Expense/(Credit)                                                              (81)               113
                                                                                 ----------------   ----------------
Net Income/(Loss)                                                              $             (88)  $            309
-----------------
                                                                                 ================   ================
Earnings/(Loss) Per Share                                                      $           (0.04)  $           0.14
Cash Dividends Per Share                                                       $            0.00   $           0.10


          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                 -------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                     ($ in thousands, except per share data)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                  ------------------------------------
                                                                                              (unaudited)

                                                                                       2004                2003
                                                                                  ----------------    ----------------
Interest Income:
----------------
    Loans Receivable                                                           $            5,827  $            6,509
    Investments Securities
        Taxable                                                                             1,234               1,216
        Tax-Exempt                                                                            350                 432
    Federal Funds Sold                                                                         88                  70
    Deposits with Financial Institutions                                                        1                   1
                                                                                  ----------------    ----------------
            Total Interest Income                                                           7,500               8,228
                                                                                  ----------------    ----------------

Interest Expense:
-----------------
    Deposits                                                                                1,834               2,314
    Short-Term Borrowings                                                                      79                  57
    Long-Term Debt                                                                            162                 278
                                                                                  ----------------    ----------------
            Total Interest Expense                                                          2,075               2,649
                                                                                  ----------------    ----------------
Net Interest Income                                                                         5,425               5,579
    Provision for Loan Losses                                                                  60               2,340
                                                                                  ----------------    ----------------
Net Interest Income after Provision for Loan Losses                                         5,365               3,239

Other Income:
-------------
    Service Charges on Deposit Accounts                                                       412                 407
    Net Realized Gains on Sales of Available-for-
        sale Securities                                                                        12                   -
    Gain on Sale of Loans                                                                     115                 458
    Other Income                                                                              390                 518
                                                                                  ----------------    ----------------
            Total Other Income                                                                929               1,383
                                                                                  ----------------    ----------------

Other Expenses:
---------------
    Salaries and Employee Benefits                                                          2,834               2,364
    Net Occupancy                                                                             297                 291
    Equipment Expenses                                                                        259                 256
    Data Processing Fees                                                                      301                 276
    Advertising                                                                                92                 131
    Printing and Office Supplies                                                               87                  97
    Legal and Professional Fees                                                               536                 199
    Dues and Memberships                                                                      193                 193
    State Taxes                                                                               207                 177
    Other Expense                                                                             725                 565
                                                                                  ----------------    ----------------
            Total Other Expenses                                                            5,531               4,549
                                                                                  ----------------    ----------------

Income - before Income Tax Expense                                                            763                  73
------
    Income Tax Expense/(Credit)                                                               142                (125)
                                                                                  ----------------    ----------------
Net Income                                                                     $              621  $              198
----------
                                                                                  ================    ================
Earnings Per Share                                                             $             0.28  $             0.09
Cash Dividends Per Share                                                       $             0.00  $             0.34


          The accompanying notes are an integral part of the condensed consolidated financial statements

                          COMBANC, INC. AND SUBSIDIARY
                                 DELPHOS, OHIO

                                 -------------


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                ($ in thousands)

                                                                                                  For the Nine Months
                                                                                                     September 30,
                                                                                            -----------------------------------
                                                                                                2004               2003
                                                                                           ---------------    ----------------
                                                                                                       (unaudited)
Cash Flows from Operating Activities:
    Net Income                                                                             $          621    $            198
    Adjustments to Reconcile Net Income to
            Net Cash Provided by Operating Activities -
        Depreciation and amortization                                                                 298                 297
        Provision for Loan Loss                                                                        60               2,340
        Investment Securities Gains                                                                   (12)                  -
        Federal Home Loan Bank stock Dividends                                                        (55)                (52)
        Investment securities amortization (accretion), Net                                           334                 334
        Proceeds From Sale of Loans Held For Sale                                                  10,403              38,902
        Originations of Loans Held For Sale                                                       (10,550)            (38,051)
        Gain From Sale of Loans                                                                      (115)               (458)
        Net Change in
            Interest receivable                                                                       (84)                 55
            Interest payable                                                                           48                 (68)
            Other assets                                                                              220              (1,175)
            Other liabilities                                                                         143                  33
                                                                                           ---------------    ----------------
            Net Cash Provided by Operating Activities                                               1,311               2,355
                                                                                           ---------------    ----------------

Cash Flows from Investing Activities:
    Purchases of Securities Available for Sale/FHLB Stock                                         (20,104)            (23,452)
    Proceeds from Maturities of Securities
        Available for Sale                                                                         16,848              23,980
    Proceeds from Sales of Securities
        Available for Sale                                                                          2,752                   -
    Net Change in Loans                                                                             5,889               6,552
    Purchases of Premises and Equipment                                                              (125)               (114)
                                                                                           ---------------    ----------------
            Net Cash Provided by Investing Activities                                               5,260               6,966
                                                                                           ---------------    ----------------

Cash Flows from Financing Activities:
    Net change in
        Noninterest-bearing, Interest-bearing Demand and
            Savings Deposits                                                                         (304)               (702)
        Certificates and Other Time Deposits                                                       (1,969)             (8,392)
        Short-term Borrowings                                                                        (416)              2,029
    Repayment of Long-term Debt                                                                    (1,238)             (2,761)
    Dividends Paid                                                                                      -                (752)
                                                                                           ---------------    ----------------
            Net Cash Used in Financing Activities                                                  (3,927)            (10,578)
                                                                                           ---------------    ----------------
Net Change in Cash and Cash Equivalents                                                             2,644              (1,257)
Cash and Cash Equivalents -
    Beginning of Year                                                                              18,005              16,925
                                                                                           ---------------    ----------------
    End of Period                                                                          $       20,649    $         15,668
                                                                                           ===============    ================


          The accompanying notes are an integral part of the condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


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

The significant accounting policies followed by ComBanc, Inc. (Company) and its wholly-owned subsidiary, The Commercial Bank (Bank), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying unaudited condensed consolidated financial statements. The results of operations for the nine months ended September 30, 2004 and for the three months ended September 30, 2004 are not necessarily indicative of those expected for the remainder of the year.

The Condensed Consolidated Balance Sheet at December 31, 2003 has been taken from audited consolidated financial statements at that date.

Note 2, Earnings Per Share

Earnings per share on the income statement has been computed on the basis of weighted-average number of shares of common stock outstanding. The weighted-average shares outstanding for the nine months ending September 30, 2004 and September 30, 2003 were 2,211,014.

Note 3, Commitments and Contingent Liabilities

Outstanding commitments to originate loans were $20,549,000 and $20,770,000 at September 30, 2004 and December 31, 2003, respectively.

Note 4, Allowance for Loan Losses

Credit risk is the risk of loss from a customer default on a loan. The Bank has in place a process to identify and manage its credit risk. The process includes initial credit review and approval, periodic monitoring to measure compliance with credit agreements and internal credit policies, monitoring changes in the risk ratings of loans and leases, identification of problem loans and special procedures for the collection of problem loans. The risk of loss is difficult to quantify and is subject to fluctuations in values and general economic conditions and other factors. THE DETERMINATION OF THE ALLOWANCE FOR LOAN LOSSES IS A CRITICAL ACCOUNTING POLICY WHICH INVOLVES ESTIMATES AND MANAGEMENT'S JUDGMENT ON A NUMBER OF FACTORS SUCH AS NET CHARGE-OFFS, DELINQUENCIES IN THE LOAN PORTFOLIO AND GENERAL ECONOMIC CONDITIONS. The Bank considers the allowance for loan losses of $3,834,000 adequate to cover losses inherent in the loan portfolios as of September 30, 2004. However, no assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizeable in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and the Bank's on-going credit review process, will not require significant increases in the allowance for loan losses. Among other factors, a protracted economic slowdown and/or a decline in commercial or residential real estate values in the Bank's markets may have an adverse impact on the adequacy of the allowance for loan losses by increasing credit risk and the risk of potential loss.

Note 5, Merger Agreement

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

FINANCIAL CONDITION

We are currently subject to the terms of the Written Agreement, dated December 18, 2003, among the Company, the Bank, the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. We are also currently subject to the terms of the Agreement and Plan of Merger dated as of August 4, 2004 by and among First Defiance Financial Corp., First Federal bank of the Midwest, ComBanc, Inc. and The Commercial Bank.

Total Delinquent and Nonaccrual Loans as of September 30, 2004 stood at $3,615,000 as compared to $6,948,000 as of December 31, 2003. This decrease represents a 48.0% improvement since December 31, 2003. Total delinquency reduction can be credited to the continued emphasis on workout programs and a steady improvement in the local economy.

TABLE 1:  Analysis of Delinquencies
Dollars in Thousands

                                                          9/30/2004      12/31/2003      12/31/2002     12/31/2001      12/31/2000
Past due 30 to 89 days and still accruing                   $ 2,002         $ 2,758        $  6,672       $  9,863         $ 4,502
Past due 90 days or more and still accruing                      17             680             798          2,810           2,587
Nonaccrual                                                    1,596           3,510           8,456          3,455             542
                                                       ----------------------------------------------------------------------------
     Total delinquencies                                    $ 3,615         $ 6,948        $ 15,926       $ 16,128         $ 7,631
                                                       ============================================================================
Total Delinquencies as a percentage of total loans             2.94%           5.40%          11.37%         10.31%           4.50%


Total assets decreased $3,112,000 or 1.5% from $207,733,000 at December 31, 2003 to $204,621,000 at September 30, 2004. This change is the result of a $5.9 million decrease in the loan portfolio while there was a $2.6 million increase in cash and cash equivalents. This reduction was offset through a decrease of $2.3 million in total deposits, a decrease of $1.2 million in long term debt, and a $0.4 million decrease in short term borrowings, while there was a $0.6 million increase in total shareholders' equity during the first nine months of 2004.

Total gross loans decreased 4.4% or $5,678,000 from December 31, 2003 to $123,078,000 at September 30, 2004. The breakdown of the loan portfolio is detailed in table 2 below. A significant change in the portfolio includes a decrease in construction and land development loans. This decrease is the result of the completion of a large construction loan and being converted to an amortized commercial real estate loan. Another significant change includes 1-4 family secured by first lien mortgages. These loans decreased by $2,002,000 due to additional refinancing and the Bank selling the loans to the secondary market. As can be seen in Table 2, secondary market lending to FHLMC has dropped off significantly to net growth of $136,000 in the first three quarters of 2004. The decrease in sales to FHLMC is due to the increase of interest rates on the long end of the yield curve by approximately 50 basis points. These loans will continue to generate service fee income at .25% per year over the life of the loan, which currently amounts to approximately $161,000 annually. Another significant change in the portfolio includes a $1,702,000 decrease in consumer loans. This decrease is due to management's continued desire to decrease consumer loans due to the amount of risk that they carry. Commercial loans have decreased $1,032,000 or 8.2% from December 31, 2003 to September 30, 2004 due to the management's continued desire to decrease commercial loans not secured by real estate due to the amount of risk that they carry.

TABLE 2:  Analysis of Loan Portfolio Composition
Dollars in Thousands

Loan Type

                                           9/30/2004          12/31/2003          Difference               %
                                           ---------          ----------          ----------           --------
Construction/Land Development              $  6,161            $  7,305            $ (1,144)            -15.66%
R/E Secured by Farmland                       5,029               4,598                 431               9.37%
Revol Open-end 1-4 Family LOC                 4,965               5,294                (329)             -6.21%
1-4 Secured by first                         33,110              35,112              (2,002)             -5.70%
1-4 Secured by Junior                           567                 550                  17               3.09%
R/E Secured by Multi Family R/E               3,068               3,179                (111)             -3.49%
R/E Secured by Nonfarm, Nonres               47,903              46,977                 926               1.97%
Ag Loans                                      2,075               2,449                (374)            -15.27%
Commercial Loans                             11,575              12,607              (1,032)             -8.19%
Municipal Loans                                 746               1,100                (354)            -32.18%
Master Card Loans                               525                 566                 (41)             -7.24%
Other Consumer                                   12                   7                   5              71.43%
Consumer Loans                                7,291               8,993              (1,702)            -18.93%
Overdrafts                                       51                  19                  32             168.42%
                                           --------            --------            --------             ------
   Total Loans                              123,078             128,756              (5,678)             -4.41%
Loan Loss Reserve                             3,834               3,825                   9               0.24%
                                           --------            --------            --------             ------
   Total Net Loans                         $119,244            $124,931            $ (5,687)             -4.55%
                                           ========            ========            ========             ======
Serviced FHLMC Mortgages                     63,596              63,460                 136               0.21%
                                           --------            --------            --------             ------
   Total Loans Serviced                    $182,840            $188,391            $ (5,551)             -2.95%
                                           ========            ========            ========             ======


The Allowance for Loan Losses at September 30, 2004 was 3.1% of total loans compared to 3.0% at December 31, 2003. This $9,000 increase from December 31, 2003 is the result of a $60,000 provision and net charge-offs of $51,000, increasing the Allowance for Loan Loss from $3,825,000 at December 31, 2003 to $3,834,000 at September 30, 2004. Table 3 below illustrates an analysis of the Allowance for Loan and Lease Losses over the past five years.

TABLE 3: Analysis of Changes in Allowance for Loan and Lease Losses Dollars in Thousands

                                                            For the
                                                             Nine
                                                            Months
                                                            Ended                         For the Years Ended
                                                          ---------       ---------------------------------------------------------
                                                          9/30/2004       12/31/2003      12/31/2002     12/31/2001      12/31/2000
                                                          ---------       ----------      ----------     ----------      ----------
Balance of Allowance at Beginning of Year                   $3,825          $2,050          $1,815          $1,331          $1,832
                                                            ------          ------          ------          ------          ------
Loans Actually Charged Off -
    Real Estate - Construction                                --               141            --              --              --
    Real Estate - Mortgage                                     218             444             317            --              --
    Commercial, Financial and Agricultural                      13           1,706             811             281              96
    Installment and Credit Card                                 81             284             307             548             890
                                                            ------          ------          ------          ------          ------
                                                               312           2,575           1,435             829             986
                                                            ------          ------          ------          ------          ------

Recoveries of Loans Previously Charged Off -
    Real Estate - Construction                                  34            --              --              --              --
    Real Estate - Mortgage                                      34            --              --                11            --
    Commercial, Financial and Agricultural                     156              75             599             458              10
    Installment and Credit Card                                 37              95              96              54              55
                                                            ------          ------          ------          ------          ------
                                                               261             170             695             523              65
                                                            ------          ------          ------          ------          ------
Net Charge-Offs (Recoveries)                                    51           2,405             740             306             921
                                                            ------          ------          ------          ------          ------
Addition to Allowance Charged to Expense                        60           4,180             975             790             420
                                                            ------          ------          ------          ------          ------
Balance of Allowance at Period-End                          $3,834          $3,825          $2,050          $1,815          $1,331
                                                            ======          ======          ======          ======          ======
Ratio of Net Charge-Offs to Avg. Loans Outstanding            0.04%           1.79%           0.51%           0.18%           0.55%
Ratio of Allowance for Credit Losses to Total Loans           3.12%           2.97%           1.46%           1.15%           0.79%


Total deposits decreased $2,273,000 or 1.3% from December 31, 2003 to September 30, 2004. Table 4 below shows a breakdown of deposits by type at both September 30, 2004 and December 31, 2003.

Management attributes the decrease in total deposits to the Bank's slightly less competitive interest rates being offered on certificates of deposit. Less competitive interest rates are being offered due to the abundance of liquidity that the Bank currently maintains.

TABLE 4:  Deposit Balances by Type
(Dollars in Thousands)
Deposit Type

                                                  9/30/2004          12/31/2003        Difference       %
Non-interest Bearing DDA                          $  16,462          $  15,758          $    704       4.47%
NOW Accounts                                         25,109             25,017                92       0.37%
MMKT Savings                                         11,917             12,139              (222)     -1.83%
Savings                                              32,216             33,093              (877)     -2.65%
Time Deposits                                        84,255             86,225            (1,970)     -2.28%
                                                  ---------          ---------          --------     -------
   Total Deposits                                 $ 169,959          $ 172,232          $ (2,273)     -1.32%
                                                  =========          =========          ========     =======

Short-term borrowings, which are repurchase agreements, decreased $416,000 from December 31, 2003 to September 30, 2004. Long-term debt or borrowings with an original maturity of greater than one year from the Federal Home Loan Bank decreased $1,238,000 or 26.7% from December 31, 2003 to September 30, 2004. This decrease is due to a maturing advance, the prepayment of an advance with a prepayment option and regular principal amortization. Due to the excessive amount of liquidity, management chose not to borrow additional funds from FHLB.

Total shareholders equity increased $623,000 from December 31, 2003 to September 30, 2004. Included in the overall increase was an increase in retained earnings of $621,000, which was solely comprised of net income and an increase of $2,000 in Accumulated Other Comprehensive Income, which is the unrealized gain/loss on the available-for-sale securities portfolio net of federal income tax. No Treasury Stock was repurchased in the first three quarters of 2004.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Net income for the first three quarters of 2004 was $621,000 or $0.28 per share. This represents an increase of $0.19 per share compared to the first three quarters of 2003. Annualized Return on average assets was 0.40% for the first three quarters of 2004, up from 0.13% for the first three quarters of 2003. Annualized return on average equity increased to 3.61% for the first three quarters of 2004 from 1.11% for the first three quarters of 2003.

The most significant income statement changes between the nine months ended September 30, 2004 and the nine months ended September 30, 2003 were as follows:

        - The provision for loan losses has decreased $2,280,000 in the first three quarters of 2004, from $2,340,000 in the first three quarters of 2003 to $60,000 in the first three quarters of 2004. At year end 2003, management chose to have a complete loan review of the portfolio by an external consultant. At that time, all classified assets were allocated for in the allowance for loan losses charged to 2003 earnings. At September 30, 2004, management believes the allowance for loan losses is sufficient to cover all known losses. As a result, only $60,000 was charged to provision for loan losses in the first three quarters of 2004.
        - Total noninterest income decreased $454,000 in the first three quarters of 2004 compared to 2003. This decrease is the result of a $343,000 decrease in gain on sale of loans sold to

             FHLMCand a $174,000 decrease in the capitalization of mortgage service rights, while there was a $21,000 increase in service fee income on FHLMC loans and an $18,000 increase in investment center revenue. As interest rates rise, sales of loans to FHLMC will continue to decrease.

        - Total noninterest expense increased $982,000 in the first three quarters of 2004 compared to the first three quarters of 2003. This is the result of a $337,000 increase in legal and professional fees which is due to additional expense incurred to address the Written Agreement, the Definitive Agreement with First Defiance, shareholder litigation and related matters. There was also an increase in Salaries and Employee Benefits in the amount of $470,000, which is the result of a $155,000 increase in employee health insurance, an increase of $103,000 in post-retirement benefits, a $95,000 increase in employee salaries and a $98,000 increase in retirement expense. Other expense increased $160,000 due to a $57,000 increase in FDIC assessments, which is a direct result of the Written Agreement, a $64,000 increase in other expense, due to the loss on the sale of other real estate owned in the amount of $70,000, and an $18,000 increase in mortgage service right impairments.

        - Net interest income decreased $154,000 or 2.8% in the first three quarters of 2004 compared to the first three quarters of 2003. Included in the decrease is a decrease in loan interest and fees which is the direct result of a decrease in loan balances of $9,690,000 since September 30, 2003. The decrease in loan balances is due to the large volume of 1 to 4 family residential loans sold to the secondary market in 2003 and management pricing higher risk commercial and consumer loans above the competition and allowing those loans to leave the institution.

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

There was a net operating loss in the amount of $88,000 for the third quarter of 2004 or $(0.04) per share. This represents a decrease of $0.18 per share compared to the third quarter of 2003. Annualized Return on average assets was (0.17%) for the third quarter of 2004, down from .58% for the third quarter of 2003. Annualized return on average equity decreased to (1.54%) for the third quarter of 2004 from 5.21% for the third quarter of 2003.

The most significant income statement changes between the three months ended September 30, 2004 and the three months ended September 30, 2003 were as follows:

        - The provision for loan losses has decreased $430,000 in the third quarter of 2004. There was no provision recorded in the third quarter of 2004. The lower provision was due in part to the Company's experience in the first three quarters of 2004, which showed net charge-offs of $51,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to the level deemed appropriate by management based on the following factors: historical experience; the volume and type of lending conducted by ComBanc, Inc.; the amount of non-performing assets, including loans which meet the FASB Statement No. 114 definition of impaired; the amount of assets graded by management as substandard, doubtful, or loss; industry standards; general economic conditions, particularly as they relate to ComBanc, Inc's market area; and other factors related to the collectibility of ComBanc, Inc's loan portfolio. As of September 30, 2004, management believes the balance of the allowance for loan losses is appropriate.
        - Total noninterest income decreased $259,000 in the third quarter of 2004 as compared to the third quarter of 2003. Included in the decrease is a $140,000 decrease in gain on sale of loans to FHLMC. There was also a $121,000 decrease in other income. This decrease is solely comprised of a $121,000 decrease in the capitalization of mortgage service rights. 15, 20, and 30 year interest rates decreased in the third quarter causing prepayment speeds to increase, therefore, causing the value of mortgage service rights to decrease.

        - Total noninterest expense increased $736,000 in the third quarter of 2004 versus the third quarter of 2003. Included in the increase is an increase of $403,000 in salaries and employee benefits. Of the $403,000 increase, there was an $187,000 increase in group insurance, a $103,000 increase in post-retirement benefits, a $60,000 increase in employee salaries and a $53,000 increase in employee retirement benefits. There was a $221,000 increase in legal and professional fees which is the result of additional expense incurred to address the Written Agreement, the Definitive Agreement with First Defiance, shareholder litigation and related matters. Also included in the$736,000 increase is a $106,000 increase in other expense. Of the $106,000 increase, $60,000 is attributable to an increase in FDIC assessments, as the result of the Written Agreement, and $57,000 is the result of the third quarter 2004 mortgage service right impairment, which is the direct result of the decrease in long-term interest rates. Management believes that the $57,000 impairment will be recaptured by December 31, 2004.


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

Under the risk-based capital guidelines, there are two categories of capital: core capital ("Tier 1") and supplemental capital ("Tier 2") collectively referred to as Total Capital. Tier 1 Capital includes common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries. Tier 2 capital includes perpetual preferred stock (to the extent ineligible for Tier 1), hybrid capital instruments (i.e., perpetual debt and mandatory convertible securities) and limited amounts of subordinated debt, intermediate-term preferred stock and the allowance for credit losses.

The Federal Reserve Board's leverage constraint guidelines establish a minimum ratio of Tier 1 Capital to quarterly average total assets ("Leverage Ratio").

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital tiers for banks. Pursuant to that statute the federal bank regulatory agencies have defined the five capital tiers for banks. Under these regulations, a bank is defined to be well capitalized, the highest tier, if it maintains a Tier 1 Capital ratio of at least 6 percent, a Total Capital ratio of at least 10 percent and a Leverage Ratio of at least 5 percent. At September 30, 2004 ComBanc, Inc. maintained a Tier I capital ratio of 18.37%, a total capital ratio of 19.64% and a Tier I leverage ratio of 11.00%.

Based on the respective regulatory capital ratios at September 30, 2004, and based on the definitions in the regulations issued by the Federal Reserve Board and the other federal bank regulatory agencies setting forth the general capital requirements mandated by FDICIA, the Bank is well capitalized.

LIQUIDITY

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Bank liquidity is thus normally considered in terms of the nature and mix of the banking institution's sources and uses of funds. Liquid assets consist of cash and due from banks, federal funds sold, and securities available for sale. At September 30, 2004 the Bank's liquid assets amounted to $75,887,000 or 37.1% of total assets compared with 35.2% at December 31, 2003. Management considers its liquidity to be adequate to meet its normal funding requirements.


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

ComBanc, Inc. monitors its exposure to interest rate risk on a monthly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 200 basis point shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 200 basis points over a 12 month period, using September 2004 amounts as a base case, ComBanc, Inc's net interest income would be impacted by less than the board mandated guidelines of 15%.


Item 4 -- Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Exchange Act Rule 15d -- 15(e) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, on June 2, 2004, Paul D. Harter, a shareholder of ComBanc, Inc., filed an action in the Court of Common Pleas for Allen County, Ohio (the "Court") against the Board of Directors of ComBanc, Inc. (Paul D. Harter V. Board of Directors, ComBanc, Inc. et al. Case No. CV20040531). On May 28, 2004, Mr. Harter submitted written consents of shareholders requesting the Company to call a special shareholders meeting "to determine by shareholder vote whether current members of the Board should be removed and replaced." Mr. Harter filed the action seeking to compel the Company to call a special meeting. On September 1, 2004, ComBanc and Harter entered into a Settlement Agreement and Release which resolved the dispute, and on September 8, 2004, Harter dismissed the lawsuit with prejudice.

Additionally, the Bank, at any given time, is involved in a number of lawsuits initiated by the Bank as a plaintiff, intending to collect upon delinquent accounts, to foreclose upon real property, or to seize and sell personal property pledged as security for any such account. At September 30, 2004, the Bank was involved in a number of such cases as a party-plaintiff, and occasionally, as a party-defendant due to its joinder as a lien holder, either by mortgage or by judgment lien. In the ordinary case, the Bank's security and value of its lien is not threatened, except through bankruptcy or loss of value of the collateral should sale result in insufficient proceeds to satisfy the judgment.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibit 11.            Statement regarding computation of
                                       earnings per share is contained in
                                       Part I, Item 2.
                Exhibits 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications Exhibits 32.1 and 32.2 Section 1350 Certifications

        (b)
                 I. A report on Form 8-K, reported under Items 12 and 7, was filed with the SEC on July 16, 2004, which included Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, Condensed Consolidated Statements of Income For the Three Months Ended June 30, 2004 and June 30, 2003 and Condensed Consolidated Statements of Cash Flows For the Six Months June 30, 2004 and June 30, 2003.

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

                                                   COMBANC, INC.


Date:            October 27, 2004                   /s/ Paul G. Wreede
                                                    ------------------
                                                    Paul G. Wreede
                                                    President, CEO, and Director



Date:            October 27, 2004                   /s/ Jason R. Thornell
                                                    ---------------------
                                                    Jason R. Thornell
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